Form 10-Q
period 1996-01-31
ADEN ENTERPRISES INC
filed 1996-06-28
CIK 798538

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                Form 10-Q
            Current Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the Quarter Ended                             Commission File Number
    January 31, 1996                                       00-18140

                         ADEN ENTERPRISES, INC.
         (Exact name of registrant as specified in its charter)

                               California
     (State of other jurisdiction of incorporation or organization)

                               87-0447215
                 (I.R.S. Employer Identification Number)

     260 Regency Parkway, Suite 220, Omaha, Nebraska            68114
          (Address of principal executive offices)               (Zip Code)

      (402) 343-0191
(Registrant's telephone number, including area code)


       Securities registered pursuant to Section 12 (b) of the Act:

                                   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject such filing requirements for the past 90 days.

          _____Yes      X    No

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

Common stock, par value $.001;      shares outstanding
 as of June 21, 1996

                     PART I  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

See Exhibit 1.

Item 2.   Managements Discussion and Analysis of Results of
          Operations and Liquidity and Capital Resources

Results of Operations:  The Registrant completed the initial public offering of its securities pursuant to a Form S-18 registration statement filed with the Los Angeles, California office of the Securities and Exchange Commission, which was effective on February 23, 1987.

For the 1995 fiscal year, the Company had a net loss of $98, 245. The first nine of 1996, ending January 31, 1996, resulted in a net loss of $546, 893. The losses were incurred from both losses on investments and in identifying potential acquisition candidates. The activities are described below.

In December 1995, the Registrant announced it had acquired the assets of Safe Pay, Inc. ("Safe Pay") through a wholly owned subsidiary, Safe Pay Acquisition Corporation. After further exploration into the electronic commerce industry, the Registrant has decided to discontinue its efforts to establish itself in this industry. Pursuant to this decision, the Safe Pay acquisition has been rescinded. The Registrant will instead focus all its efforts into the telecommunications and internet service provider industries. The Registrant acknowledges the possibility that Safe Pay may bring suit against the Registrant to recover any damages it may have incurred.

In August 1995, the Registrant signed a letter of intent with ITSI, Inc., ("ITSI") to merge with it and thereby acquire its wholly owned, operating subsidiary company SmartPay Processing, Inc. ("SmartPay"). The
Registrant expected to utilize the services and expertise in the electronic commerce industry, to this end the Registrant made various loans to ITSI/SmartPay totaling approximately $1,800,000. The Registrant was recently informed that SmartPay has since ceased operations and can longer provide the Registrant with the services and expertise it sought, thus the Registrant perceives no good business reason to pursue the merger. The Registrant will do everything reasonably possible to recover some or all of the amount loaned to ITSI, although the Registrant believes that recovery of any or all of the loaned funds is unlikely.

The Registrant purchased an option to acquire all of the assets and business of Telenational Communications Limited Partnership, a limited partnership
organized under the laws of the state of Nebraska ("Telenational").   The
Registrant paid $150,000 for the option, which has expired with no value. The Registrant borrowed $1,000,000 from an investor for the purpose of the Telenational transaction. Of the $1,000,000, $850,000 was loaned to Telenational and $150,000 was paid for the option to acquire Telenational. The $850,000 note is due on November 8, 1996, and there is no assurance any of the $850,000 will be repaid.

The Registrant acquired several promissory notes from Capstone Group of The Technology Group, a privately-held Maryland corporation, located in Baltimore, Maryland ("TTG"). These promissory notes, combined with additional advances and accrued interest totaled approximately $340,000 in July 1995. These notes, which were due on December 1, 1995, are all in default and there is no assurance these notes will be repaid.

The Registrant has invested $750,000 in Advanced Promotion Technologies corporation ("APT") based in Pompano Beach, Florida. Although the
Registrant is not obligated to make additional investments in APT, in may be determined that this is desirable if future capital becomes available. Based upon the rollout of the joint venture between the Registrant and APT, there are likely to be substantial capital requirements for marketing and administrative purposes. There is no assurance these funds will be available.

Over the next 12 month period, the Registrant anticipates it will require $3,500,000 of capital to complete its proposed business transactions. Of the $3,500,000, approximately $2,000,000 will be used to repay loans made to Registrant. The Registrant holds notes due to it from several companies
(ITSI, Telenational and TTG) also the Registrant has an equity investment in APT. The Registrant is currently in discussions with potential investors about the possibility of receiving additional capital contributions. There can be no assurance the Registrant can acquire the additional funding it needs to repay its debts. There is also no assurance that any of the notes due the Registrant will be paid. Further, there is no assurance the Registrant will be able to continue operating as a viable going concern if it does not receive additional capital contributions.

The approximate financial positions with each of the investments is contained below.

Capital Resources & Liquidity: The Registrant completed the initial public offering of its securities pursuant to a Form S-18 registration statement more that two years ago and received the bulk of the proceeds pursuant to Utah Securities Division Rule 11.1 in March 1989. Those proceeds have been expended. In February 1995, the Company authorized convertible debentures, of which $75,000 was sold. The proceeds paid for consulting and operating expenses.

In order for the Registrant to be adequately capitalized for its new business plan, it has undertaken to sell shares of its common stock outside the United States to institutions and other sophisticated investors who are not U.S. persons pursuant to Regulation S of the Securities Act of 1933, as amended. The Registrant's management has relationships with various offshore investors and felt issuing Regulation S securities was the most efficient method of acquiring initial capital.

The initial Regulation S shares were sold as units of 1 1/6 shares and 1 warrant converting at $0.50. There were 400,000 units sold for fifty cents each (these were purchased prior to the stock dividend, and post-adjustment received 600,000 units with warrants converting at $0.22 1/3). The Registrant determined, after discussions with various investors, this was the best available price at the time, given the condition of the Registrant. No additional units have been sold to date, and management does not anticipate selling units in the future. Since the unit offering, the Registrant has sold 1.4 million Regulation S shares priced at fifty cents per share.

The Registrant has borrowed $2,522,000 for investment and overhead purposes. The Registrant granted 2,122,000 warrants converting at $0.01 as compensation to the lenders. Most of the lenders were also given 5% lending fees and annualized interest. The loans are all currently extended or past due. There is no assurance the Registrant will receive adequate funding to repay these loans.

In order to consummate the pending acquisitions, the Registrant must raise a significant amount of capital. At this time management is yet to make definite arrangements to provide the required financing. Also, the Registrant is unsure whether such financing will be accomplished through the use of debt or equity. This determination could have a substantially dilative impact on the Registrant's shareholders.

At the present time, the Registrant has limited liquid assets, specifically, all of its investments to date have been made in private or restricted securities. It is highly unlikely that these assets could provide liquidity required for the contemplated acquisitions. Further, if no additional capital is obtained and the Registrant fails to complete the contemplated acquisitions, there are limited sources of revenue and the illiquid nature of its assets are likely to lead to an inability to meet its present debt obligations and continuing expenses. This would result in a likelihood that the Registrant would not operate as a going concern.

Material Changes in Financial Condition: The financial condition of the Registrant as of this filing reflects its status as a non-operating Registrant which is seeking acquisitions. Events subsequent to year end have resulted in funds of $900,000 from the sale of shares to non U.S. persons. These funds have been expended for the purchase of investments designed to lead to business operations for the Registrant and to pay operating expenses of consultants and advisors to the Registrant, some of whom are affiliates or shareholders.

The Registrant has borrowed $2,522,000 for investment and overhead purposes. These funds have also been expended for the purchase of investments designed to lead to business operations for the Registrant and to pay operating expenses of consultants and advisors to the Registrant, some of whom are affiliates or shareholders. The loans are all currently extended or past due. There is no assurance the Registrant will receive adequate funding to repay these loans.

The Registrant's ultimate success in pursuing its new business plan in the electronic commerce industry will depend on its ability to raise capital.


                       PART 11  -  OTHER INFORMATION

Item 1.   Legal Matters

The Registrant is currently involved in the matter of Primary Resources v. Aden
 Enterprises, Inc., et al. This case was filed by Primary Resources, Inc., ("Primary") in the Eighteenth Judicial Circuit Court, DuPage County, Illinois. Primary alleges that the Registrant is liable for the breach of a services agreement between Primary and SmartPay Processing, Inc., ("SmartPay") a company the Registrant had signed a letter of intent to acquire, however, that acquisition never occurred. Primary is seeking damages in the amount of $178,740.00.

In particular, Primary alleges that it entered into an agreement with SmartPay in March 1995, wherein Primary agreed to perform services on a time and expense basis. Primary alleged rendered services and/or incurred costs in the amount of $178,740.00 pursuant to the terms of the contract. Primary contends that on December 1, 1995, the Registrant informed Primary that it would be assuming all the liabilities of SmartPay, including the outstanding amount due Primary. Primary further contends that the Registrant promised to make three monthly payments to it in the amount of $50,000 each and, thereafter, final payment of $28,740.00.

The parties are currently engaged in the preliminary stages of litigation. The Registrant recently filed a motion to dismiss Primary's Complaint pursuant to the Illinois Statute of Frauds. At this stage of litigation, the Registrant cannot predict the outcome of this matter, but the Registrant is hopeful that this matter can be resolved in its favor.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6         Exhibits and Reports on Form 8-K

          The Registrant filed a report with the Securities Exchange Commission on Form 8-K on June 21, 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                          Aden Enterprises, Inc.

June 28, 1996                 Michael S. Luther
                         Michael S. Luther, President and
                         Chairman of the Board



June 28, 1996                 Dennis Blackman
                         Dennis Blackman, Treasurer and
                         Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



June 28, 1996                 Michael S. Luther
                         Michael S. Luther, Director


June 28, 1996                 Dennis Blackman
                         Dennis Blackman, Director