Form 10-K
period 1999-04-30
ADEN ENTERPRISES INC
filed 2000-01-26
CIK 798538

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 00-18140

                             ADEN ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


                        CALIFORNIA                       87-0447215
             (State or other jurisdiction of         (I.R.S. Employer
              incorporation or organization)        Identification No.)

            13314 "I" Street, Omaha, Nebraska              68137
             (Address of principal executive            (Zip Code)
                         offices)



Registrant's telephone number, including area code: (402) 334-5556

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of December 31, 1999, was $198,482,869.20 based on the closing price of $3.08 per share as of such date. As of December 31, 1999, 81,000,000 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the  registrant's  Registration  Statement on Form S-18 and
all  amendments   thereto   (Registration  No.  33-7494-LA)  (the  "Registration
Statement") are incorporated by reference in Parts I and IV of this Report.

                                     PART I

ITEM 1.  BUSINESS

         (a)      Introduction

     Aden Enterprises, Inc. was incorporated in Nevada on May 22, 1986, and was reincorporated in California effective August 12, 1988. Unless the context otherwise requires, the term "Company" means Aden Enterprises, Inc. and its subsidiaries, collectively. The original business purpose of the Company and the circumstances surrounding its reincorporation are more fully described in the Registration Statement.

         On January 31,  1995, a group of  investors  based in Omaha,  Nebraska, acquired  from  the  Company's  principal  shareholder  19.8%  of the  Company's outstanding Common Stock and options to acquire an additional 21.8% of such Common Stock (which options were not exercised). Concurrent with this transaction, the selling shareholder (being the sole director of the Company at the time) designated members of this group of investors as directors of the Company, who thereupon assumed control of the Company. Since then, the Company has undertaken to locate and negotiate with selected business entities for the purpose of acquiring, or entering into business combinations, with the selected businesses.

         The Company has adopted a strategy of seeking opportunities to realize gains through the selective sale of investments or having separate subsidiaries or affiliates sell minority interests to outside investors. The Company believes that this strategy provides the ability to increase shareholder value as well as provide capital to support the growth in the Company. The Company expects to continue to develop and refine the products and services of its businesses, with the goal of increasing revenue as new products are commercially introduced, and to continue to pursue the acquisition of or the investment in, additional internet and fulfillment services companies.

     The Company will initially conduct its internet-related businesses through three operating subsidiaries. Cheapfares.com Incorporated is a newly-formed Nevada corporation which will provide online travel services. Navlet.com, Inc. is a newly-formed Delaware corporation which will develop certain proprietary technology described below. Leftbid.com, Inc. is a newly-formed Nevada corporation which will provide an internet bid/ask system in the fine arts and collectibles marketplace.

         At the present time, the Company uses certain intellectual property rights the Company has acquired to operate a travel web site that allows participants to bid for travel services in an environment that informs the consumer of a potential ask price. The Company believes that the informational aspect of the system is superior to a name your price type system because it may foster an informed expectation in the consumer's mind of the reasonableness of a particular bid which in turn may facilitate higher order fulfillment and greater consumer satisfaction than possible with the name your price type bid system. The Company has an improved version of its proprietary technology under development and plans to continue to improve system and product offerings.

         The Company has acquired ownership of a confidential proprietary technology that, among other things, may provide a new way to navigate the Internet. Developed by employees of the Company, the Company acquired its ownership interest in this proprietary technology by causing the assignment of all right, title and interest therein from the original inventors to the Company's majority owned subsidiary, Navlet.com, Inc. ("Navlet"). Navlet will develop the technology and bring the technology to market in a commercial product. At the present time, the Company is maintaining the new technology as a confidential trade secret. The new technology is, however, the subject of four (4) pending patent applications, which if the Company is successful in protecting the technology through the issuance of patent(s), may provide the Company the right to exclude others from using the technology. At the present time, however, the Company does not have sufficient capital or internal resources to fully develop the new technology into a commercial product. There can be no assurance that the Company will be successful at bringing a commercial product based on the new technology to market nor whether the Company will successfully overcome the technical challenges required to implement the new technology. There can be no assurance that the company will be able to continue to maintain the new technology as a trade secret nor whether the Company will be ultimately successful at protecting the new technology through the issuance of patent(s).

         Also, in January of 1999, the Company announced that it had entered into a license agreement with MercExchange LLC ("MercExchange") under which the Company would obtain a perpetual, exclusive right to use the MercExchange patent, pending patents and proprietary plans and strategies ("the MercExchange intellectual property") for the travel services industry subject to certain restrictive terms and conditions. That agreement was not consummated and the Company and MercExchange subsequently negotiated and executed revised agreements which restructured the arrangement in its entirety. There are three agreements. Under the first agreement, the Company will acquire all of the issued and outstanding shares of MercTravel Incorporated ("MercTravel"), a wholly owned subsidiary of MercExchange. The Company will issue and deliver 58,000,000 shares of the Company's common stock to MercExchange (when and if the Company's shareholders approve an amendment to the Company's articles of incorporation increasing the number of authorized shares of common stock). Prior to this exchange agreement, MercExchange granted to MercTravel an exclusive license to utilize MercExchange's patents in the online travel sector. It is anticipated that this agreement will be completed in the fourth quarter of fiscal year 2000.

         Under the second agreement, the Company agreed to purchase a ten percent ownership interest in MercExchange for the sum of $4,000,000 evidenced by two promissory notes, the first note being in the amount of $1,000,000 due and payable 30 days after the effective date of the agreement and the second note for the balance due and payable 120 days after the effective date. This agreement gives the Company a two-year option to acquire an additional five percent ownership interest in MercExchange for the sum of $3,000,000. The effective date of this agreement is October 30, 1999. As of the date of this report, the Company has only paid a portion of the principal amount of the first note; however, to date MercExchange has not given any notice of default under the agreement. If and when a notice of default is given, the Company has 2 months within which to cure the default. If it fails to cure the default, the agreement will be terminated and all of the Company's interests in MercExchange will revert to MercExchange.

         Under the third agreement, MercExchange granted to the Company an option to acquire a non-exclusive license for use MercExchange's patents for internet markets and auctions for a variety of vertical sectors. MercExchange received the sum of $35,000 for such option and, upon exercise of such option, the Company will make an annual payment to MercExchange the greater of (1) the first $50,000 of any of the gross transactions collected or earned by the Company from any third party or (2) a 1.5% continuing royalty of the gross transactions generated by each vertical sector. The term "vertical sector" means the industry and service classifications of customary usage and categories of commerce as defined by the United States Department of Commerce eight digit Standard Industrial Classification codes. The agreement further provides that, in the event of a joint venture, marketing agreement, acquisition or any other business combination between the Company and a third party, the Company and MercExchange shall negotiate an equity position for MercExchange in such venture or business combination and in no event shall this equity position be less than 15% on a fully diluted basis for the venture.

         Each of the foregoing agreements is filed as an exhibit to this report. The foregoing summary of these agreements is qualified in its entirety by the more detailed information appearing in the agreements themselves.

         At the present time, the Company does not have the financial resources necessary to exercise its rights and meets its obligations under the agreements or to exercise its options to purchase an additional interest in MercExchange or to acquire a license in any vertical sector. There can be no assurance that the Company will have the necessary funds to meet its obligations in the time periods required by the agreements. A failure to meet its obligation will have a material adverse effect on the Company.

         The MercExchange intellectual property was assigned to MercExchange by the original inventor, Thomas G. Woolston. Mr. Woolston joined the Company as its Chief Technology Officer (CTO) in September 1999 subject to certain terms and conditions and an acknowledgment by the Company that Woolston can continue to manage the MercExchange and that this may cause a conflict of interest and impact on Woolston's availability to devote the time that may be required to serve as an effective Company CTO. At the present time, Mr. Woolston devotes a substantial portion of his time to the Company, although he continues to manage MercExchange. Despite the licensing arrangement and Woolston's employment with the Company, the MercExchange may pursue other business activities which may be competitive to the Company and there can be no assurance that the demands of managing the MercExchange will not place increasing demands on Mr. Woolston's time and on his availability to act as CTO for the Company.

         The Company's management believes that the MercExchange intellectual property may permit the Company to offer a number of Internet-based products for the travel industry exclusively. The MercExchange intellectual property is the subject of one issued patent, U.S. Patent No. 5,845,265, and nine (9) pending patent applications all of which are exclusively licensed for use in the travel service industry to the Company. There can be no assurance that subsequent MercExchange patents will issue or that the Company will be successful in enforcing the patents against the travel industry nor in obtaining an exclusive provider position in the market.

         A competitor, Priceline.com, operates a system under which consumers go to an Internet site and name the price they are willing to pay for airline tickets, hotel rooms and other items. Priceline.com then tries to find an airline or other company willing to accept that price. Priceline.com has a patent for its system which Priceline purports covers its "name your price" bid system for items like airline tickets over the Internet (U.S. Patent No. 5,794,207, the "Walker '207 Patent"). On December 1, 1998, MercExchange filed a petition for interference with the United States Patent Office contending that the MercExchange patent application was filed more than 16 months before the application for the Walker '207 Patent and that under the laws of the United States, the Walker '207 Patent should be cancelled and that certain claims of the Walker '207 patent should be awarded in a patent assigned to the MercExchange. Under the terms of its agreement with MercExchange, the Company has agreed to underwrite the cost of litigation against Priceline.com and to compensate the MercExchange for a portion of the fair and reasonable value of an injunction (should one be obtained) against the continued operation of Priceline.com's "name your price" bid system. Subject to the terms and conditions of the Company's agreement with MercExchange to acquire MercTravel, the Company has the exclusive right to use and enforce any patent issuing to the MercExchange from an interference proceeding against Priceline.com. While the Company believes that the petition for interference is well founded in fact and law, the Company cannot estimate when the dispute will be resolved, nor what the outcome of the dispute will be. There can be no assurance that the dispute will be resolved favorably to MercExchange and the Company. If the dispute is not resolved favorably to MercExchange and the Company, there could be a material adverse effect on the Company's travel business.

         The Company is currently in discussions with several companies that offer a bid type system in the travel sector or are developing bid type systems for use in the travel sector or may wish to participate in bid type systems for the on-line travel sector. There can be no assurance that the Company will reach an agreement with one or more of these companies or that their relationships with the Company will remain non-adversarial. There can be no assurance that the Company will ultimately prevail if required to enforce its intellectual property against infringement by third parties.

         (b)      Business Strategy

         The Company's business strategy is to identify industries where it can profitably deploy its proprietary technology. The Company intends to engage in additional internet-related and other businesses on a case-by-case basis which may not utilize this proprietary technology. In order to bring this new technology to the market, the Company will require significant capital spending and investment in technology resources. This initiative will include both hiring skilled employees and engaging third-party developers. There can be no assurance that the Company will be able to raise sufficient capital to deploy its proprietary technology in the travel business or additional industries.

         (c)      Intellectual Property and Technology

         The Company uses patents, copyrights, trade secrets and common law rights to protect its intellectual property. The Company has acquired ownership of a confidential proprietary technology that, among other things, provides a new way to navigate the Internet. The Company acquired its ownership interest by assignment of all rights, title and interest through employment agreements and written assignment agreements. At the present time, the Company is maintaining this intellectual property as a trade secret through the use of non-disclosure and confidentiality agreements. The new technology is also the subject of four
(4) pending patent applications, which if the Company is successful at perfecting the issuance of patent(s) covering the new technology, may provide the Company the right to exclude others from using the technology. There can be no assurance that the Company's efforts to maintain the new technology a trade secret will be successful nor whether the Company could obtain an adequate remedy by the enforcement of the non-disclosure and confidentiality agreements governing the confidential subject matter.

         (d)      Competition

         As of the date of this report, the Company's primary activities relate to the online travel services market. The online travel services market is new, rapidly evolving and intensely competitive, and the Company expects competition to increase. The Company will compete on the basis of service, merchandising, reliability, amount and accessibility of information and breadth of products and services offered. The Company makes available, or intends to offer, to its customers a wide range of products and prices offered by its travel suppliers.

         The Company will compete primarily with online travel services and with traditional travel agent distribution channels. In the online travel services market, the Company competes with other entities that maintain commercial websites providing online travel services, such as Expedia (an affiliate of Microsoft Corporation), Travelocity (operated by Sabre), Preview Travel, CheapTickets.com, Cendant Corporation, TravelWeb (operated by Pegasus), GetThere.com, Biztravel.com (operated by Rosenbluth Travel) and Trip.com. The Company also competes with companies that offer travel as part of a larger electronic commerce portfolio, such as Priceline.com and Yahoo. Several traditional large travel agencies such as Uniglobe Travel and Carlson Wagonlit Travel, have established, or may establish in the future, commercial websites offering online travel services. The Company also competes with many of these same parties and others in the licensing of technology to airlines and corporate travel agencies.

         (e)      Government Regulation

         The laws and regulations applicable to the travel industry will affect the Company and the Company's travel suppliers. The Company will be subject to laws and regulations relating to the sale of travel services, including those prohibiting unfair and deceptive practices and requiring the Company to register as a seller of travel, comply with disclosure requirements and participate in state restitution funds. In addition, many of the Company's travel suppliers and computer reservation systems providers will be heavily regulated by the United States and other governments. The Company's services will be indirectly affected by regulatory and legal uncertainties affecting the businesses of the Company's travel suppliers and computer reservation systems providers.

         The Company also will be subject to laws and regulations applicable to businesses generally and online commerce specifically. Currently, few laws and regulations apply directly to the Internet and commercial online services. Moreover, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. It is possible that laws and regulations may be adopted to address these and other issues. Further, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws. New laws or different applications of existing laws would likely impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for the Company's products and services, increase the Company's cost of doing business or otherwise adversely effect the Company's business.

         Federal legislation imposing limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998. The Internet Tax Freedom Act, as this legislation is known, exempts certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through October 21, 2001. It is possible this legislation will not be renewed when it terminates in October 2001. Failure to renew this legislation could allow state and local governments to impose taxes on Internet-based sales, and these taxes could hurt the Company's business.

         (f)      Year 2000 Issues

         In the year 2000, the Company could encounter system and processing failures of date-related data because the Company's computer-controlled systems may use two digits rather than four to define the applicable year. This could result in system failure or miscalculations. If this were to happen, the Company would experience disruptions of the Company's operations including a temporary inability to process reservations on the Company websites or to engage in similar normal business activities.

         The Company's operations could also be harmed if the information technology systems or other systems that the Company operates or that are operated by third parties are not year 2000 compliant. The Company is not aware of any year 2000 problems relating to the Company's systems or third parties' systems that would have a material effect on the Company's business, results of operations or financial condition.

         The  Company   anticipates   that  costs  associated  with  fixing  any
information technology or other systems will be insignificant. To date, the Company's costs for assessing, remediating and developing a remediation plan relating to year 2000 issues have been negligible. The Company does not currently expect that the Company's financial condition or results of operations will be adversely affected by the year 2000 issue. However, the Company's financial condition or results of operations could be adversely affected if:

                    * the Company's systems are not converted in a timely manner

                    * the systems of other companies on which the Company's systems rely are not converted in a timely manner

                    * other companies do not convert their systems at all or in a manner compatible with the Company's systems

         If the Company's assessment is finalized and there are no additional material systems the Company operates or that are operated by third parties that are found to be non-compliant, the worst case year 2000 scenario is a systemic failure beyond the Company's control. This failure could include a prolonged telecommunications, Internet or electrical failure. Such a failure could affect the Company's business by:

                    * preventing the Company from operating the Company's business

                    *    preventing users from accessing the Company's websites

                    * changing the behavior of advertising customers or persons accessing the Company's websites

         If such a failure were to happen, the Company believe that the primary business risks would include any or all of the following:

                    *    lost sales

                    *    increased operating costs

                    * loss of customers or persons accessing the Company's websites

                    *    business interruptions of a material nature

                    * claims of mismanagement, misrepresentation or breach of contract

         Any of the above business risks could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has not made any contingency plans to address such risks. As of the date of this report, the Company has experienced no year 2000 problems.

         (g)      Employees

         As of December 31, 1999, the Company had approximately 21 full-time employees, none of whom is subject to collective bargaining agreements. The Company believes that it enjoys good relations with its employees.

         (h)      Forward-Looking and Cautionary Statements

         Forward-looking and Cautionary Statements: Certain statements contained in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). The Company may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. In addition, the Company's representatives may from time to time make oral forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes, "expects," "estimates," "intends," "plans," "projects," and similar expressions, may identify such forward-looking statements. In accordance with the Reform Act, set forth below are cautionary statements that accompany those forward-looking statements. Readers should carefully review these cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. The following cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this report, in the Company's filings with the Securities and Exchange Commission or in materials incorporated herein or therein by reference.

         Because the Company has a limited operating history, it is difficult to evaluate the Company's business. Factors that may cause the Company to fail to meet its business goals include the following:

                    * the inability to obtain new customers at reasonable cost, retain existing customers or encourage repeat purchases

                    * decreases in the number of visitors to the Company's websites or the Company's inability to convert visitors to the Company's websites into customers

                    * the Company's inability to adequately maintain, upgrade and develop the Company's websites, the systems that we use to process customers' orders and payments or the Company's computer network

                    * the Company's inability to retain existing airlines, hotels, rental car companies and other suppliers of travel services ("travel suppliers") or to obtain new travel suppliers

                    * the Company's inability to obtain travel products on satisfactory terms from the Company's travel suppliers

                    * the ability of the Company's competitors to offer new or enhanced websites, services or products

                    * fluctuating gross margins due to a changing mix of revenues

                    * the termination of existing relationships with key service providers or failure to develop new ones

                    * the amount and timing of operating costs relating to expansion of the Company's operations

                    * economic conditions specific to the Internet, online commerce and the travel industry

                    * the Company's inability to attract additional travel suppliers and consumers to our service

                    * the Company's inability to establish, maintain and enhance its brands

                    *    the Company's inability to expand its service offerings

                    * the Company's inability to operate, expand and develop its operations and systems efficiently

                    * the Company's inability to maintain adequate control of our expenses

                    *    the Company's inability to raise additional capital

                    * the Company's inability to respond to competitive market conditions

         The Company's stock price is also affected by a number of other factors, including quarterly variations in results, the competitive landscape, general economic and market conditions and estimates and projections by the investment community. As a result, like other technology companies, the Company's stock price is subject to significant volatility.

         Much of the future success of the Company depends on the continued service and availability of skilled personnel, including technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense. There can be no assurance that the Company will be able to successfully retain and attract the key personnel it needs.

         The Company has made and expects to continue to make acquisitions or enter into alliances from time to time. Acquisitions and alliances present significant challenges and risks relating to the integration of the business into the Company, and there can be no assurances that the Company will manage acquisitions and alliances successfully.

         (i)      Reported Events.

         During the fiscal year ended April 30, 1999, the Company reported certain events through press releases or through filings with the Securities and Exchange Agreement under Form 8-K or otherwise. The following supplements or corrects information pertaining to such events.

         On September 4, 1998, the Company announced that it had entered into a two (2) year Marketing Exclusivity Agreement with SellectSoft, L.L.C., an Arizona Limited Liability Corporation in exchange for ten (10) million shares of the Company Enterprises, Inc. common stock. Under the terms of such agreement Company was granted sole and complete access and availability to all current and future related components required in the marketing and distribution of the SellectSoft patented processes. On February 12, 1999, the Company announced that it entered into a Rescission Agreement by and between SellectSoft L.L.C., an Arizona Limited Liability Company. In connection with the Agreement, 10 million shares of the Company's common stock were returned.

         On January 13, 1999, the Company announced that it had entered into an agreement with Government Payment Services, Inc., and Synergy Media, Inc., to assume 100% ownership of Government Payment Services, Inc. As of the date of this report, the transactions contemplated in this agreement have not been consummated.

         On January 11, 1999, the Company announced that it had expanded the services it will market to consumers on the Internet to include long distance and local telephone service, electricity and gas service. These services were to be offered in certain geographic regions through an agreement with Massachusetts based TelEnergy Inc. The Company has not actively pursued this agreement, although it is still in effect.

         On September 24, 1998, the Company announced that it executed a letter term sheet setting forth the terms and conditions whereby Luther & Company, or its designee, would provide Alcohol Sensors International, LTD. (ASI), with principal offices located in Islandia, New York, and other consideration set forth in such letter term sheet in exchange for an exclusive worldwide three-year license and other considerations. An affiliate of the Company provided funds to ASI on behalf of the Company in the amount of $40,000. These funds are due and payable to the Company, but are deemed to be uncollectible as ASI has entered into Chapter 11 proceedings.

         On February 16, 1998, the Company announced it had entered into a binding Letter of Intent for a proposed merger with Engineered Medical Concepts, Inc., (EMC) a two year old Florida corporation which has one extended care treatment facility located in Palm Beach Gardens Florida. This agreement has been terminated. In conjunction with this agreement, certain parties advanced funds on behalf of the Company to EMC and these funds are due and payable from EMC. However, the Company has determined that these funds are not collectable and they have been written off.

         (j) Recent Activities.

         The Company acquired the Internet domain name "Cheapfares.com" on June 24, 1999, from Roy Flanders in exchange for 3,000,000 shares of the Company's Common Stock. The Company informally agreed to register shares of Mr. Flanders stock, but has not yet done so. At the present time, the Company is employing proprietary technology on the Cheapfares.com site.

         During this same time period, the Company entered into an agreement to purchase several Internet domain names from Rene Fidler, a resident of Colorado, which included the domain name "Cheapfares.to." Terms of the agreement called for an initial payment of $50,000 with a subsequent payment of $250,000 and the issuance of 5,000,000 shares of the Company's Common Stock and warrants to purchase an additional 5,000,000 shares of Common Stock. Owing to a dispute which arose between Fidler and the Company, this transaction was not consummated and litigation ensued. The parties reached a settlement whereby Fidler was paid an additional $50,000, the warrants were cancelled and the shares of Common Stock were returned to the Company. Furthermore, the Company was released from all liability related to the use of the words "Cheapfares.com" and derivations thereof. See "LEGAL PROCEEDINGS."

         On October 7, 1999, the Company caused the formation of Leftbid.com, Inc. ("Leftbid") under the laws of the State of Nevada on October 7, 1999. Leftbid will be engaged in the business of selling fine art and collectibles to the public via the Internet. The Company presently owns 61% of Leftbid's voting stock. Based in New York, New York, Leftbid is in the process of entering into contracts with selected auction firms, but it has not yet commenced operations.

On October 8, 1999, MercExchange entered into a license agreement with Leftbid under which Leftbid was granted a non-exclusive license (with no right of sublicense) to use the MercExchange patents in the fine art sector. MercExchange acquired 7.5% of Leftbid's issued and outstanding voting stock. In addition, Leftbid agreed to pay MercExchange an annual payment of the greater of (1) the first $50,000 of the gross transactions collected or earned by Leftbid or (2) a 1.5% continuing royalty of the gross transactions generated in the fine arts sector.

         On October 30, 1999, the Company entered into an agreement and plan of exchange with Data Duplicating Corporation ("DDC") and all its shareholders (the "DDC Shareholders"), which agreement was revised on December 31, 1999. Based in Omaha, Nebraska, DDC provides services related to the duplication of data stored on electronic media. Under the terms of this agreement, the Company will acquire all of the issued and outstanding capital stock of DDC in exchange for which the Company shall deliver 7,622,491 shares of its common stock to the DDC Shareholders. In addition, the Company shall make a capital contribution to DDC in the amount of $700,000 in no event later than January 31, 2000. The effective date of the agreement is as of the close of business on December 31, 1999; however, the issuance and delivery of the Company's capital stock is subject to the Company's articles of incorporation being amended to increase the number of authorized shares of common stock.

         On January 14, 2000, the Company consummated the acquisition of certain assets owned by Rose Lancaster d/b/a Rose Lancaster Tours, a travel agency based in Edgewater, Florida. The Company paid Rose Lancaster a total of $147,855.07 in cash and delivered a warrant to purchase 700,000 shares of common stock having a total agreed value of $100,000. The warrant is exercisable at any time on or before January 14, 2002, without further payment on the part of the warrant holder. The exercise of the warrant is subject to the Company's articles of incorporation being amended to increase the number of authorized shares of common stock.

         In April of 1999, the Company entered into an agreement to acquire all of the capital stock of Azumano Travel, Inc. ("Azumano"), a travel agency based in Portland, Oregon. The transactions contemplated in this agreement have not been consummated and the Company is renegotiating the terms of this agreement. As of the date of this report, the parties have agreed, subject to execution of a definitive amendment to the agreement, under which the Company will deliver to the selling shareholder a promissory note in the principal amount of $3,000,000 (secured by a pledge of Azumano capital stock acquired by the Company), payable in two installments of $1,000,000 due and payable 30 days following execution of the note and the balance due and payable 90 days following execution of the note. Interest will accrue on the outstanding balance of the note at a rate of 9% per annum. In addition, the Company will issue and deliver to the selling shareholder 33,500,000 shares of the Company's capital stock, subject to the Company's articles of incorporation being amended to increase the number of authorized shares of common stock.

         The Company is negotiating the acquisition of all the capital stock of Corporate Travel Consultants II, Inc. ("CTC"), a travel agency based in Miami, Florida. As of the date of this report, the parties have agreed, subject to execution of a definitive agreement, under which the Company will deliver to the selling shareholders (i) cash in the amount of $1,250,000 ($250,000 of which has been heretofore advanced), (ii) a promissory note in the amount of $4,000,000 payable in three installments of $1,000,000 thirty days following delivery of the note, $2,000,000 sixty days following delivery of the note and $1,000,000,
(iii) a convertible promissory note in the principal amount of $3,000,000 (convertible into 12,500,000 shares of the Company's common stock), and (iv) a five-year warrant to purchase 3,000,000 shares of the Company's common stock at $0.25 per share. The promissory note and the convertible note will be secured by a pledge of CAC's capital stock acquired by the Company. The outstanding principal balance of the promissory note will accrue interest at a rate of 6% per annum. No interest will accrue on the outstanding principal balance of the convertible note. The exercise of the warrant and the conversion of the convertible promissory note are subject to the Company's articles of incorporation being amended to increase the number of authorized shares of common stock.

ITEM 2.  PROPERTIES

         As of December 31, 1999, the Company operated at three offices, all of which are leased. The Company owns no real property at this time.

ITEM 3.  LEGAL PROCEEDINGS

         On October 16, 1998, the Company was named as a co-defendant in an action brought in the District Court of Douglas County, Nebraska, captioned Copper Canyan [sic] Ventures, L.L.C., Plaintiff, vs. Michael S. Luther, Aden Enterprises, Inc. and Capstone Group, Inc., Defendants, Doc. 976 No. 824. The action seeks to recover on a promissory note. On September 25, 1999, the parties entered into a settlement agreement under which certain payments will be made in exchange for the release and dismissal of all claims against the Company and the other defendants. As of the date of this report, such payments have not been made and the action remains pending.

         On August 6, 1999, the Company entered into a settlement agreement with Rene Fidler with respect to the aborted acquisition of Cheapfares.to. Under the terms of this agreement, the Company paid Ms. Fidler the sum of $100,000 and Ms. Fidler returned 5,000,000 shares of the Company's common stock delivered to her (which were returned to treasury) and released the Company from all liability related to the use of the words "Cheapfares.com" and derivations thereof. A stipulated order of dismissal with prejudice was filed in the United States District Court for the District of Colorado on September 21, 1999.

         On October 13, 1999, the Internal Revenue Service filed a federal tax lien upon the assets of the Company. This tax lien relates to the unpaid balance of a tax assessment in the amount of $311,109.86 in connection with unpaid employment taxes for employees of Smart Pay Processing, Inc. ("Smart Pay"). The lien was placed upon the Company's assets by reason of Mr. Luther and the Company being "responsible parties" for Smart Pay. As of the date of this report, no efforts have been made to pay this assessment (or any penalties or accrued interest) or to have it discharged.

         As of the date of this annual report, the Company has certain judgments outstanding which are described at Note 6 to "FINANCIAL STATEMENTS."

         Except as set forth in this Item 3, the Company is not currently subject to any material legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a shareholder vote from April 30, 1998 through April 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         (a)      Market Information.

         Until July 2, 1999, the Company's Common Stock was quoted on the OTC Bulletin Board (trading symbol "ADEN") operated by the National Association of Securities Dealers. As of that date, the Company's Common Stock was ineligible for further quotation on the OTC Bulletin Board because the Company was not current in its reports with the United States Securities and Exchange Commission (the "SEC"). Since July 2, 1999, the Company's Common Stock has been quoted on the so-called "pink sheets" maintained by the National Quotation Bureau.

         The following table sets forth the high and low bid information for each quarter during the two-year period beginning May 1, 1997, as reported by the OTC Bulletin Board:



                                                              High              Low

Year ended April 30, 1998
         First Quarter .......................           $    0.08        $    0.01
         Second Quarter ......................                0.08             0.01
         Third Quarter .......................                0.08             0.01
         Fourth Quarter ......................                0.65             0.01

Year ended April 30, 1999
         First Quarter .......................                0.437            0.031
         Second Quarter ......................                0.125            0.031
         Third Quarter .......................                0.25             0.031
         Fourth Quarter ......................                0.75             0.062


         Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

         The Company's management does not believe that the quotations on the OTC Bulletin Board or the "pink sheets," as the case may be, accurately reflect the value of the Company's Common Stock for two reasons. First, the Common Stock is thinly traded amongst a relatively small number of holders. Second, because the Company has been delinquent in filing its reports with the SEC, there has been inadequate information available to the public respecting the business and financial condition of the Company. With respect to private placements of its Common Stock subject to the restrictions of Rule 144 under the Securities Act of 1933, the Company's management has applied a discount of 84% for sales effected prior to January 1, 1999, and of 74% for sales effected on or after January 1, 1999. Such discount is applied as of the date of issuance based upon the average closing price of each share of Common Stock for the immediately preceding sixty
(60) days.

         (b)      Holders.

         As of December 31, 1999, the Company's Common Stock was held by approximately 223 holders.

         (c)      Dividends.

         The Company has never paid cash dividends on its Common Stock, and anticipates that it will continue to retain its earnings, if any, to finance the growth of its business.

         (d)      Recent Sales of Unregistered Securities.

                  (i) Sales of Common Stock

         During the fiscal year ended April 30, 1999, the Company issued shares of its Common Stock which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), which are described as follows:

         On May 21, 1998, the Company issued 1,142,857 and 1,714,286 shares of its Common Stock to Mr. Rokusek and Mrs. Sundberg, respectively, for services previously rendered. The Company's management valued such shares at $34,286 and $51,429, respectively.

     On May 21, 1998, the Company issued in the aggregate 10,000,000 shares of its Common Stock to Mr. Luther and Capstone Group, Inc. in exchange for their holdings in Liberty Court Travel, Inc. All of Capstone's shares of Common Stock were then transferred to Mr. Luther in consideration of his personally assuming certain indebtedness of Capstone. The Company's management valued such shares at $300,000.

     On June 10, 1998, the Company issued 25,000,000 shares of its Common Stock to Mr. Luther. These shares were issued to Mr. Luther in consideration of Mr. Luther guaranteeing the Company's indebtedness in the amount of $4,000,000 and for the assumption and indemnification of the Company's liabilities stemming from certain litigation claims. The Company's management valued such shares at $750,000.

     On October 2, 1998, the Company issued 2,000,000 shares of its Common Stock to Mr. Luther. These shares were issued to Mr. Luther in consideration of his services to the Company. The Company's management valued such shares at $40,000.

     On October 14, 1998, the Company issued 10,000,000 shares of its Common Stock to Sellectsoft LLC as consideration for entering into an exclusive marketing agreement. This transaction was rescinded on March 1, 1999, and all of these shares were returned.

     On November 20, 1998, the Company issued 1,407,600 shares of its Common Stock to Tim Banghart. These shares were issued to Mr. Banghart in consideration of his forbearance of collection of a loan made to the Company having an outstanding balance as of such date of approximately $43,225. The Company's management valued such shares at $21,058.

     On November 20, 1998, the Company issued 13,366,188 shares of its Common Stock to Daniel Koch. These shares were issued to Mr. Koch in consideration of his arranging a loan to the Company in the principal amount of $100,000, repaying such loan on behalf of the Company and paying additional expenses in the amount of $40,000 on behalf of Liberty Court. The Company's management valued such shares at $199,958.

     On November 20, 1998, the Company issued 2,580,000 shares of its Common Stock to William Person. These shares were issued to Mr. Person in consideration of his forbearance of collection of a loan made to the Company having an outstanding balance as of such date of $100,000. The Company's management valued such shares at $32,198.

     On March 3, 1999, the Company issued 5,000,000 shares of its Common Stock to Rene Fidler in exchange for all of Ms. Fidler's interest in Cheapfares.to. This transaction was subsequently rescinded and all of these shares were returned. See Item 3 of this annual report under the caption "Legal Proceedings."

     On April 9, 1999, the Company issued 2,000,000 shares of its Common Stock to Joseph Haller. These shares were issued to Mr. Haller in consideration of his forbearance of collection of a loan made to the Company having an outstanding balance as of such date of approximately $322,000. The Company's management valued such shares at $40,000.

         (ii) Issuance of Warrants

         During the fiscal year ended April 30, 1999, the Company issued, or became committed to issue, warrants to purchase shares of its Common Stock to various creditors and vendors of the Company as described in the table below. Except as otherwise indicated, the fulfillment of the Company's obligations is subject to the shareholders of the Company approving an amendment to the Company's articles of incorporation increasing the number of authorized shares.


                 Date of                                 Average
 No. of Shares   Issuance or             Expiration      Exercise
 (1)             Commitment              Date            Price        Valuation (2)


    10,000       6/30/98                  6/29/00        $    0.010   $        5

   230,000       11/15/98                 11/14/00       $    0.173   $      467

86,469,527       11/15/98                 11/14/00       $    0.001   $  175,066

   200,000       1/10/99                  1/31/01        $    0.050   $    2,640

 1,500,000       2/1/99                   1/31/01        $    0.084   $    9,897


(1) Of the foregoing warrants or commitments to issue warrants, Mr. Koch and Mr. Ulegard received warrants to purchase 43,000,000 and 20,000,000 shares of Common Stock, respectively, at $0.125 per share. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT"

(2)  See subparagraph (iii) of this paragraph (d) below.

         (iii)Claimed Exemption and Method of Valuation

         The issuance of  securities  described  above in this  paragraph (d) of
Item 5 were deemed exempt from registration under the Securities Act in reliance on Section 4 (2) of the Securities Act as transactions by an issuer not involving any public offering. Such securities are subject to the restrictions of Rule 144 under the Securities Act. All of such securities were valued in accordance with the method described at paragraph (a) of this Item 5.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read together with the Company's financial statements and notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report. The statement of operations data for the years ended April 30, 1998 and 1999 and the balance sheet data as of April 30, 1998 and 1999 are derived from our audited financial statements included elsewhere in this annual which have been audited by Schvaneveldt and Company, independent auditors, whose report thereon is also included elsewhere in this annual report.

         The statement of operations data for the years ended April 30, 1995, 1996 and 1997 and the balance sheet data as of April 30, 1995, 1996 and 1997 are derived from financial statements not included herein. The 1996 and 1997 financial statements are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for these periods.


                                                                           Years ended April 30,

                                         1995              1996              1997              1998              1999
                                         ----              ----              ----              ----              ----
                                                                   (in thousands, except per share data)

Operating Revenues ...........   $         --      $          152.1  $            0.3  $        --      $          98.1

Investment Losses ............             --              (3,246.1)           (544.5)          (137.0)           (25.0)

Forebearance and Settlement ..             --               (228. 7)           (970.5)        (1,404.9)          (431.0)
Costs

Warrants Issued Expense ......             --                (403.5)             (8.3)          --               (188.1)

Payroll Taxes Assumed ........             --                (317.2)           (140.8)           (37.7)          --

Other Operating Expenses .....              (98.2)         (1,485.3)         (1,098.1)        (1,508.2)        (3,259.5)

Net Loss .....................              (98.2)         (5,528.7)         (2,736.9)        (3,087.8)        (3,805.5)

Total Assets .................                1.4             243.1               0.3           --                378.9

Notes Payable ................             --               2,044.8           2,640.1          3,281.5          3,381.5

Judgments Payable ............             --                 972.4             981.4          1,906.9          1,906.9

Stockholders' Equity (Deficit)              (88.6)         (3,811.4)         (6,165.8)        (8,773.5)       (10,719.3)

Dividends Declared Per Common
Share ........................             --                --                --               --               --

Net Loss Per Share ...........                                               ($  0.19)        ($  0.16)         ($ 0.05)

Shares Used in Computing Net
Loss Per Share ...............                                             14,646,602       19,039,069       73,625,767



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in this section has been derived from the Company's financial statements and should be read together with the financial statements and related notes included elsewhere in this annual report. The discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth under Item 1(h) captioned "Forward-Looking and Cautionary Statements" and elsewhere in this annual report.

(a)      Overview

         During the fiscal year ended April 30, 1999, the Company did not engage in any significant operations. The Company's management has decided to engage in the electronic commerce area, primarily as it relates to the sale or facilitation of the sale of travel services. For accounting purposes, the Company is a development stage enterprise. As such the Company's planned principal operations have not commenced or, having commenced, have not generated significant revenue. Therefore, the reported financial information is not necessarily indicative of the Company's future operating results or of its future financial condition. The Company's independent auditors have expressed substantial doubts as to whether the Company is a going concern (i.e., that the Company will remain in operation long enough to carry out all of its current plans). See Note 15 to "FINANCIAL STATEMENTS."

         The Company believes that over the short-term a substantial majority of its revenues will be derived from airline ticket transactions. Airline ticket commissions are determined by individual airlines and billed and collected through the Airline Reporting Corporation, an industry-administered clearinghouse. As is customary in the travel industry, travel suppliers are not obligated to pay any specified commission rate for bookings made through our websites. The Company anticipates that commission revenues will be recognized when the reservation is made, net of allowances for cancellations.

         Cost of revenues will consist primarily of fees paid to the Company's fulfillment vendors for the costs associated with issuing airline tickets and related customer services, fees paid to third party vendors for use of their computer reservation and information services systems, allocated and direct costs for the operation of the Company's data operations and costs related to insertion of banner and other advertisements.

         The Company's direct product development expenses consist primarily of compensation for personnel. Its direct sales and marketing expenses consist primarily of personnel-related costs as well as advertising, distribution and public relations expenses.

         The Company has incurred and expects to continue to incur substantial losses and negative cash flows on both an annual and interim basis. In particular, the Company intends to increase its focus and spending on brand development, sales and marketing, product development, website content and strategic relationships. Additionally, the Company's revenues are impacted by the seasonality of the travel industry, particularly leisure travel. These factors could adversely affect the Company's future financial condition and operating results.

         The Company's fiscal years end on April 30 of each year. References to a fiscal year, such as fiscal 1999, are to the twelve months ended April 30 of that year.

(b)      Results of Operations

         The following table sets forth the Company's results of operations for fiscal 1997, 1998 and 1999.



                                                            Years ended April 30,

                                                           1997    1998       1999
                                                           ----    ----       ----
                                                              (Amounts in $000s)


Net Revenues .....................................   $      0.3  $  --      $     98.1

Cost of Revenues .................................          --      --            --
                                                      ---------   ---------  --------

Gross Profit .....................................          0.3     --             98.1



Operating Expenses:

         Investment Losses .......................        544.5       137.0        25.0

         Forebearance and Settlement
         Costs ...................................        970.5     1,404.9       431.0

         Warrants Issued Expense .................          8.3     --            188.1

         Payroll Taxes Assumed ...................        140.8        37.7     --

         Other Operating Expenses ................      1,098.1     1,508.2     3,259.5
                                                        -------     -------     -------


                          Total Operating Expenses      2,762.2     3,087.8     3,903.6
                                                        -------     -------     -------




Loss from Operations .............................     (2,761.9)   (3,087.8)   (3,805.5)



Other Income .....................................           25        --        --



Provision for Income Taxes .......................         --          --        --
                                                      ---------   ---------  --------




Net Loss .........................................   $ (2,736.9) $ (3,087.8) $ (3,805.5)
                                                     ----------  ----------  ----------



         Net Revenues. Our net revenues decreased 100% from $300 in fiscal 1997 to $0 in fiscal 1998 but increased to $98,100 in fiscal 1999. Because the Company was conducting no material operations during these time periods, the decrease in revenues from 1997 to 1998 were attributable to decreases in other income. The increase in revenues from 1998 to 1999 were due to increases in commissions and related revenues. These increases were primarily attributable to increases in the number of airline-related transactions.

     Cost of Revenues. The cost of revenues (which was $0) remained unchanged during the periods indicated.

         Operating Expenses. Operating expenses increased 11.8% from $2,762,200 in 1997 to $3,087,800 in 1998 and increased a further 23.2% in 1999 to $3,805,500. From 1998 to 1999, this increase was primarily attributable to increased warrants issued expenses (from $0 to $188,073), consultant fees (from $855,000 to $1,910,296),wages (from $0 to $181,481), administrative and general expenses (from $8,505 to $308,272), professional fees (from $6,318 to $126,387), payroll taxes and penalties (from $37,677 to $50,462)and interest (from $638,370 to $665,525). From 1997 to 1998, this increase was primarily attributable to increased consultant fees (from $96,088 to $855,000) and settlement costs (from $525,279 to $1,194,052). Except for consultant fees, professional fees, wages, and administrative and general expenses, management does not believe that the increases in the foregoing categories represent a known trend as to future operating expenses.

         Income Taxes. The Company files consolidated returns for federal income tax purposes with its subsidiaries. In certain states it may file unitary or combined tax returns with its subsidiaries. The Company will realize certain tax benefits stemming from its net operating losses to date.

(c)      Liquidity and Capital Resources

         Historically,  the Company  financed  its  activities  through  private placements of its securities or borrowing from individuals or private organizations. The Company had negative working capital and had an accumulated deficit of $10,719,300 at April 30, 1999. This includes $3,381,520 for notes payable, $1,906,939 for outstanding judgments and $628,409 for collected, but unpaid, employment taxes. See "LEGAL PROCEEDINGS" and Notes 5 and 6 to "FINANCIAL STATEMENTS." Because the Company has not realized significant revenues since April 30,1999, the Company's independent auditors have expressed substantial doubts as to whether the Company is a going concern. See Note 15 to "FINANCIAL STATEMENTS."

         The Company anticipates that its liquidity needs over the next twelve months will be met with proceeds generated from private offerings of its securities or those of its subsidiaries. However, the Company's ability to issue securities to meet such liquidity needs from the sale of its securities is subject to the shareholders of the Company approving a proposed amendment to its articles of incorporation increasing the number of authorized shares of capital stock. If such approval is not given, the Company will be required to obtain funds by alternative methods. There can be no assurances that such alternative methods will be available under commercially reasonable terms or adequate to meet the Company's needs. The Company does not have a credit facility and is not currently negotiating with any party to obtain a credit facility.

         The Company has had no net cash available for operations. At April 30, 1999, the Company had no material commitments for capital expenditures, but the Company expects a substantial increase in capital expenditures for fiscal 2000. The Company also expects a substantial increase in merger and acquisition related costs for fiscal 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditor's Report

Board of Directors
Aden Enterprises, Inc.
(A Development Stage Company)


I have audited the accompanying balance sheets of Aden Enterprises, Inc., as of April 30, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the fiscal years ended April 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Aden Enterprises, Inc., as of April 30, 1999 and 1998, and the results of its operations and its cash flows for the fiscal years ended April 30, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #15 to the financial statements, the Company has an accumulated deficit and a negative net worth at April 30, 1999 and 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt Lake City, Utah
October 13, 1999

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                             April 30, 1999 and 1998

                                  April           April
                               30, 1999        30, 1998

Assets
Current Assets
Cash in Bank                  $     -0-         $ -0-
Accounts Receivable Officer .     5,756           -0-
Other Receivables ...........   296,700           -0-
                                -------         -------

Total Current Assets ........   302,456           -0-

Property & Equipment
Furniture & Fixtures - Cost .    34,395           -0-
Less Accumulated Depreciation   (13,181)          -0-
                                -------         -------

Net Property & Equipment ....    21,214           -0-

Other Assets
Goodwill - Net ..............    55,217           -0-
                                -------         -------

Total Assets ................ $ 378,887         $ -0-
                              =========         =======



    The accompanying notes are an integral part of these financial statements

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                           Balance Sheets -Continued-
                             April 30, 1999 and 1998


                                                       April             April
                                                    30, 1999          30, 1998

Liabilities & Stockholders' Equity
Current Liabilities
Cash in Bank Overdraft                            $     17,630   $       -0-
Accounts Payable - Trade .......................       469,652       360,092
Accounts Payable - Employees ...................       137,834           -0-
Payroll Taxes Payable ..........................       628,409       495,621
Accrued Payables - Services ....................       106,530           -0-
State Franchise Taxes Payable ..................         5,729         5,729
Accrued Interest Payable .......................     2,589,254     1,842,730
Accrued Forbearance Fees Payable ...............     1,264,662       773,862
Notes Payable ..................................     3,453,574     3,353,574
Judgments Payable ..............................     1,906,939     1,906,939
Unissued Common Stock ..........................       518,000        35,000
                                                       -------        ------

Total Current Liabilities ......................    11,098,213     8,773,547

Stockholders' Equity
     Common Stock, 100,000,000 Shares at No
     Par Value Authorized;
     97,000,000 Shares and 32,789,069 Shares
Issued at No Par Value, Respectively ...........     4,055,293     2,383,564
Paid In Capital ................................       723,002       534,929
Deficit Accumulated in the Development Stage       (15,497,621)  (11,692,040)
                                                   -----------   -----------

Total Stockholders' Equity .....................   (10,719,326)   (8,773,547)
                                                   -----------    ----------

Total Liabilities & Stockholders' Equity .......   $   378,887          $ -0-
                                                   ===========    ==========



    The accompanying notes are an integral part of these financial statements

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                            Statements of Operations
      Accumulated for the Period May 22, 1986 (Inception) to April 30, 1999 and the Years Ended April 30, 1999, 1998 and 1997

                                 Accumulated      1999           1998              1997


Revenues
Travel Commissions ........   $     98,140    $     98,140   $        -0-    $         -0-
Other Income ..............         82,492              -0-           -0-              300
                                    ------               -             -               ---

Total Revenues ............        180,632          98,140            -0-              300

Operating Expenses
Amortization & Depreciation         39,679          17,125            -0-              -0-
Warrants Issued Expenses ..        723,002         188,073            -0-            8,339
Consultant Fees ...........      3,488,219       1,910,296         855,000          96,088
Interest ..................      2,882,394         665,525         638,370         857,670
Wages .....................        191,081         181,481            -0-              -0-
Professional Fees .........        636,788         126,387           6,318          54,289
Payroll Taxes & Penalties .        550,460          50,462          37,677         140,783
Forbearance ...............        740,066          84,000         210,841         445,225
Administrative &
General Expenses ..........        696,181         308,271           8,505          90,008
Settlement Costs ..........      2,295,071         347,000       1,194,052         525,279
Investment Losses .........      3,975,563          25,100         137,000         544,544
                                 ---------          ------         -------         -------

Total Operating Expenses ..     16,218,504       3,903,720       3,087,763       2,762,225

Loss from Operations ......  (  16,037,872)  (   3,805,580)(     3,087,763)  (   2,761,925)

Other Income
Interest Income ...........        152,251              -0-            -0-          25,000
Litigation Settlement .....        388,000              -0-            -0-             -0-
                                   -------               -              -               -

Total Other Income ........        540,251              -0-            -0-          25,000
                                   -------               -              -           ------

Net Loss Before Taxes .....  (  15,497,621)  (    3,805,580)(    3,087,763)  (   2,736,925)

Provisions for Taxes ......            -0-              -0-            -0-             -0-
                                        -                -              -               -

Net Loss After Taxes ......  ($ 15,497,621)  ($   3,805,580)($    3,087,763) (   2,736,925)
                             =============   ============== ===============  ==============

Loss Per Share ............                  ($        0.05)($         0.16) ($       0.19)

Weighted Average
Shares Outstanding ........                      73,625,767      19,039,069     14,646,602



    The accompanying notes are an integral part of these financial statements

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity For the Period May 22,
            1986 (Inception) to April 30, 1999



                                     Common Stock      Paid In    Accumulated
                                 Shares    Amount      Capital        Deficit
                                 ---------------------------------------------


Beginning Balance,
May 22, 1986 ..............        -0-   $   -0-     $     -0-        $   -0-

Common Stock Issued for
Cash May 22, 1986 .........    100,000     12,500

Cash Contributed by
Public Investors ..........                14,322

Net Loss for Year Ended
April 30, 1987 ............                                     (          532)
                                 ---------------------------------------------

Balance, April 30, 1987 ...    100,000     26,822          -0-  (          532)

Net Loss for Year Ended
April 30, 1988 ............                                     (       20,472)
                                 ---------------------------------------------

Balance, April 30, 1988 ...    100,000     26,822          -0-  (       21,004)

Cash Contributed by Officer        -0-     10,691

Common Stock Issued for
Cash February 28, 1989 ....    240,600     71,428

Net Loss for Year Ended
April 30, 1989 ............                                     (       89,362)
                                 ---------------------------------------------

Balance, April 30, 1989 ...    340,600    108,941          -0-  (      110,366)

Net Income for Year
Ended April 30, 1990 ......                                            194,573
                                 ---------------------------------------------

Balance, April 30, 1990 ...    340,600    108,941          -0-          84,207

Net Loss for Year Ended
April 30, 1991 ............                                     (       85,269)
                                 ---------------------------------------------

Balance, April 30, 1991 ...    340,600    108,941          -0-  (        1,062)





    The accompanying notes are an integral part of these financial statements

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity -Continued-
     For the Period May 22, 1986 (Date of Inception) through April 30, 1999



                                     Common Stock      Paid In    Accumulated
                                 Shares    Amount      Capital        Deficit
                                 ---------------------------------------------

Dividend of No Par Shares     340,600

Net Loss for Year Ended
April 30, 1992 ...........                                     (      57,653)
                                 ---------------------------------------------

Balance, April 30, 1992 ..    681,200     108,941         -0-        (58,715)

Reverse Split of Shares
Outstanding One for Two ..   (340,600)

Net Loss for Year Ended
April 30, 1993 ...........                                     (      37,074)
                                 ---------------------------------------------

Balance, April 30, 1993 ..    340,600     108,941         -0-  (      95,789)

Net Loss for Year Ended
April 30, 1994 ...........                                     (      21,520)
                                 ---------------------------------------------

Balance, April 30, 1994 ..    340,600     108,941         -0-       (117,309)

Capital Contributed by
Stockholder ..............                 17,917

Capital Contributed by
Default of Public Investor                    128

Warrants Issued ..........                             123,095

Net Loss for Year Ended
April 30, 1995 ...........                                     (     221,340)
                                 ---------------------------------------------

Balance, April 30, 1995 ..    340,600     126,986      123,095 (     338,649)

Shares Issued for Cash at
$0.333 Per Share .........    600,000     200,000










    The accompanying notes are an integral part of these financial statements

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity -Continued-
     For the Period May 22, 1986 (Date of Inception) through April 30, 1999



                                     Common Stock      Paid In    Accumulated
                                 Shares    Amount      Capital        Deficit
                                 ---------------------------------------------

Shares Issued for Note
Receivable $0.291 Per Share   1,082,143     315,000

Shares Issued for Cash at
$0.486 Per Share ..........     300,000     146,000

Shares Issued for Cash
at $0.50 Per Share ........   1,100,000     550,000

Shares Issued for Services
at $0.35 Per Share ........     100,000      35,000

Shares Issued for Services
at $0.162 Per Share .......     460,845      75,000

Shares Issued for Debt
Reduction .................     197,505      32,140

Shares Issued for Cash
$0.001 Per Share ..........   3,900,889      39,008

Shares Returned to
Company for
Contribution at $0.01
Per Share ................. (    90,000)  (     900)

Shares Issued for Service
at $0.01 Per Share ........   1,110,000      11,100

Warrants Issued ...........                             403,495

Net Loss for Year Ended
April 30, 1996 ............                                      (   5,528,702)
                                 ---------------------------------------------

Balance,  April 30, 1996 ..   9,101,982   1,529,334     526,590  (   5,867,352)

Shares Issued for Cash at
$0.01 Per Share ...........     658,333       6,583





    The accompanying notes are an integral part of these financial statements

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity -Continued-
     For the Period May 22, 1986 (Date of Inception) through April 30, 1999



                                     Common Stock      Paid In    Accumulated
                                 Shares    Amount      Capital        Deficit
                                 --------------------------------------------------

Shares Issued for Services
at $0.01 Per Share .......       116,667         1,167

Shares Issued for Cash at
$0.05 Per Share ..........     5,000,000       250,000

Shares Issued for
Forbearance at $0.04
Per Share ................       290,000        11,600

Shares Issued for
Forbearance at $0.04
Per Share ................     2,622,087       104,883

Cost of Warrants Issued ..                                     8,339

Net Loss for Year Ended
April 30, 1997 ...........                                              (2,736,925)
                                 --------------------------------------------------

Balance, April 30, 1997 ..    17,789,069     1,903,567       534,929    (8,604,277)

Shares Issued for Services
at $0.32 Per Share .......    15,000,000       480,000

Net Loss for Year Ended
April 30, 1998 ...........                                             ( 3,087,763)
                                 --------------------------------------------------

Balance, April 30, 1998 ..    32,789,069     2,383,567       534,929   (11,692,040)

Shares Issued to Acquire
Liberty Court Travel .....    10,000,000       300,000

Shares Issued for Services
at $.03000 Per Share .....    27,857,143     1,135,715

Shares Issued for Services
at $0.01248 Per Share ....     2,580,000        32,198

Shares Issued for Services
at $0.02 Per Share .......     4,000,000        80,000





    The accompanying notes are an integral part of these financial statements

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity -Continued-
     For the Period May 22, 1986 (Date of Inception) through April 30, 1999





                                     Common Stock      Paid In    Accumulated
                                 Shares    Amount      Capital        Deficit
                                 --------------------------------------------------

Shares Issued for Services
at $0.014960 Per Share        14,773,788       221,016

Shares Issued for Stock at
$0.04056 Per Share             5,000,000       202,800

Cost of Warrants Issued                                    188,073

Net Loss for Year Ended
April 30, 1999                                                        (  3,805,580)
                                 --------------------------------------------------

Balance, April 30, 1999       97,000,000    $4,055,296    $723,002    ($15,497,621)
                              =====================================================



    The accompanying notes are an integral part of these financial statements

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
      Accumulated for the Period Amy 22, 1986 (Inception) to April 30, 1999 and for the Years Ended April 30, 1999, 1998 and 1997

                                                         Accumulated       1999            1998           1997
                                                         -----------       ----            ----           ----

Cash Flows from Operating Activities
Net Loss ............................................ ($ 15,497,621)   ($3,805,581) ($  3,087,763)   ($2,736,925)
   Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities;
Amortization & Depreciation .........................        39,679         17,125            -0-            -0-
Non Cash Expenses ...................................     2,755,708      1,789,459        480,000        117,650
Warrants Issued .....................................       723,002        188,073            -0-          8,339
Rounding ............................................           -0-            -0-            -0-    (         3)
   Changes in Operating Assets & Liabilities;
(Increase) Decrease in Accounts Receivable                ( 296,700)      (296,700)           -0-        243,085
Increase (Decrease) in Accounts Payable Trade .......       469,652        109,560          8,814        200,151
Increase (Decrease) in Accounts Payable Employees ...       137,834        137,834            -0-            -0-
Increase (Decrease) in Payroll Taxes Payable ........       628,409        132,788         37,677        140,783
Increase (Decrease) in Franchise Taxes Payable ......         5,729            -0-          5,729            -0-
Increase (Decrease) in Accrued Interest .............     2,589,254        746,524        543,269        805,528
Increase (Decrease) in Accrued Forbearance ..........     1,264,662        490,800        445,120        328,742
Increase (Decrease) in Unissued Common Stock ........       518,000        438,000            -0-         35,000
Increase (Decrease) in Judgements Payable ...........     1,906,939            -0-        925,495        981,444
                                                          ---------       --------        -------        -------

Net Cash (Used) Provided  in Operating Activities ... (   4,755,383)   (    52,118) (     641,659)       123,794

Cash Flows from Investing Activities
Organization Costs .................................. (         160)           -0-            -0-            -0-
Purchase of Equipment ............................... (      34,235)   (    20,318)           -0-            -0-
                                                          ---------       --------        -------        -------

Net Cash (Used) Provided in Investing Activities .... (      34,395)   (    20,318)           -0-            -0-

Cash Flows from Financing Activities
Increase in Cash in Bank Overdraft ..................        17,630         17,630            -0-            -0-
Sale of Common Stock ................................     1,318,574            -0-            -0-        256,583
Increase (Decrease) in Notes Payable ................     3,453,574         54,806        641,379       (380,097)
                                                          ---------       --------        -------        -------

Net Cash Provided (Used) in Financing Activities ....     4,789,778         72,436        641,379    (   123,514)
                                                          ---------       --------        -------        -------

Increase (Decrease) Cash & Cash Equivalents .........           -0-            -0-  (         280)           280
Cash & Cash Equivalents Beginning of Period .........           -0-            -0-            280            -0-
                                                          ---------       --------        -------        -------

Cash & Cash Equivalents End of Period $ .............           -0-   $        -0-  $         -0-   $        280
                                                          =========   ============  =============   ============

Disclosures for Operating Activities
Interest $ ..........................................     2,882,394   $    665,525  $     638,370   $    857,670
Taxes ...............................................           -0-            -0-            -0-            -0-



    The accompanying notes are an integral part of these financial statements

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

NOTE #1 - Corporate History

Organization of Business

The Company was organized on May 22, 1986 under the laws of the state of Nevada. During August 1988, the Company merged with Aden Enterprises, Inc., a California Corporation, changing the Company's corporate domicile to the state of California.

The Company has not commenced planned principal operations and is considered to be a development stage enterprise. The Company's principal business activity is investing in all forms of investments or lawful business activities.

NOTE #2 - Significant Accounting Policies

A.       The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the services are performed for the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Share shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
E. Inventories: Inventories are stated at the lower of cost, determined by the FIFO method or market.
F. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets. Depreciation is computed on the straight line method for reporting purposes and for tax purposes.
G. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates
H. Consolidation Policy; The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. Intercompany transactions and balances have been eliminated in the consolidation.
I. New Technical Pronouncements; In February 1997, SFAS No. 129, "Disclosure of Information about Capital Structure" was issued effective for periods ending after December 15, 1997. The Company has adopted the disclosure provisions of SFAS No. 129 effective with the fiscal year ended April 30, 1999.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements -Continued-

NOTE #2 - Significant Accounting Policies

     In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued effective for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 130 effective with the fiscal year ended April 30, 1999. Adoption of SFAS No. 130 did not have a material impact on the Company's financial statements.

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued for fiscal year beginning after December 31, 1997, with earlier application permitted. The Company has elected to adopt SFAS No. 131, effective with the fiscal years ended April 30, 1999. Adoption of SFAS No. 131 did not have a material impact on the Company's financial statements.

J. Forbearance Amounts: The Company calculates forbearance amounts at 10-20% of the indebtedness.

NOTE #3 - Property, Equipment and Depreciation

Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation. At December 31, 1999 and 1998, the Company had property and equipment as follows;


                                                                    Depreciation          Accumulated
                          Cost         Cost                             Expenses         Depreciation
Assets                    1999         1998        Life          1999        1998        1999    1998
------------------------------------------------------------------------------------------------------

Computer Equipment .   $20,318   $      -0-         3-5       $10,366     $   -0-     $10,366   $ -0-
Furniture & Fixtures    14,077          -0-           2         2,815         -0-       2,815     -0-
                      --------------------------------------------------------------------------------
Total ..............   $34,395   $      -0-                   $13,181     $   -0-     $13,181   $ -0-
                      ================================================================================


NOTE #4 - Consolidation

The Company issued 10,000,000 shares of its common stock to its President to acquire Liberty Court Travel. During the year ended April 30, 1999, Liberty Court Travel operated as a wholly owned subsidiary of Aden Enterprises, Inc. Subsequent to its year end, Liberty Court Travel, suspended operations, but plans to renew operations as part of the Company's Internet travel business. All intercompany transactions were eliminated in consolidation. The discounted value of the stock exchanged exceeded the net book value of the assets of Liberty Court Travel by $59,161. This amount has been recorded as goodwill and is being amortized over a period of ten years.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements -Continued-

NOTE #5 - Notes Payable

The Company has notes payable to a commercial bank, and twenty seven individual lenders as follows;

                                                                  1999         1998
                                                                  ----         ----

Commercial Bank, Due August 21, 1995, Interest Rate 10.5%.   $  165,732   $  165,732
Individual #1, Interest Rate 15%, Due August 12, 1996 ....      300,000      300,000
Individual #2, Interest Rate 15%, Due October 31, 1996 ...      395,101      395,101
Individual #3, Interest Rate 15%, Due January 15, 1996 ...      145,000      145,000
Individual #4, Interest Rate 22%, Due April 15, 1997 .....      345,000      345,000
Individual #5, Interest Rate 11%, Due on Demand ..........       37,500       37,500
Individual #6, Interest Rate 12.%, Due on Demand .........       81,330       81,330
Individual #7, Interest Rate 12.5%, Due on Demand ........       82,200       82,200
Individual #8, Interest Rate 12.%, Due on Demand .........        7,100        7,100
Individual #9, Interest Rate 15%, Due on Demand ..........        5,000        5,000
Individual #10, Interest Rate 15%, Due on Demand .........      160,000      160,000
Individual #11, Interest Rate 10%, Due on Demand .........      350,000      350,000
Individual #12, Interest Rate 12.5%, Due on Demand .......       20,000       20,000
Individual #13, Interest Rate 11%, Due on Demand .........       10,000       10,000
Individual #14, Interest Rate 11%, Due on Demand .........        5,000        5,000
Individual #15, Interest Rate 11%, Due on Demand .........        8,000        8,000
Individual #16, Interest Rate 11%, Due on Demand .........        5,000        5,000
Individual #17, Interest Rate 11%, Due on Demand .........        8,000        8,000
Individual #18, Interest Rate 11%, Due on Demand .........        5,000        5,000
Individual #19, Interest Rate 10%, Due on Demand .........      100,000          -0-
Individual #20, Interest Rate12%, Due on Demand ..........      109,279      109,279
Individual #21 , Due on Demand ...........................        5,000        5,000
Individual #22, Interest Rate 12%, Due on Demand .........      257,000      257,000
Individual #23, Due on Demand ............................      150,000      150,000
Individual #24, Interest Rate 7%, Due on Demand ..........      100,000      100,000
Individual #25, Interest Rate 12%, Due on Demand .........      104,286      104,286
Individual #26, Interest Rate 12%, Due on Demand .........      420,992      420,992
Individual #27, Interest Rate 15% Due on Demand ..........       72,054       72,054
            ---               --                                 ------       ------
Total ....................................................   $3,453,574   $3,353,574
                                                             ==========   ==========

Conversion Applicable to Individual #27

At any time after the issue date hereof and on or before the due date, or such earlier date as the principal amount due hereunder may be paid, the registered owner is entitled to convert all, but not less than all, of the unpaid principal amount of this debenture into fully paid and non-assessable shares of its common stock of Aden Enterprises, Inc., at the applicable conversion price, or at such conversion price as may be adjusted from time to time. The conversion price represents the principal amount of this debenture which may be converted into a share of common stock. The conversion price is equal to 70% of the fair market value of each share of common stock, subject to the following limitations.

1. If the note is converted within 90 days following the issue date, inclusive, the conversion price will be $1.00 per share.

2. If the note is converted at any time after the 90 day period, but on or before the first anniversary of the issue date, the conversion price shall not exceed $1.50 per share.

3.   The conversion price shall in no event be less that $0.70 per share.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements -Continued-

NOTE #6- Litigation

On October 16, 1998, the Company was named as a co-defendant in an action brought in the District Court of Douglas County, Nebraska, captioned Copper Canyon Ventures, L.L.C., Plaintiff, vs. Michael S. Luther, Aden Enterprises, Inc. and Capstone Group, Inc., Defendants, Doc. 976 No. 824. The action seeks to recover on a promissory note, effective January 1, 1998, with interest thereon at 12.5% per annum. On September 25, 1999, the parties entered into a settlement agreement under which certain payments will be made in exchange for the release and dismissal of all claims against the Company and the other defendants. As of the date of this report, such payments have not been made and the action remains pending.

The Company has been a defendant in legal proceedings at various times in the past and has outstanding balances as follows;

                                                                         1999           1998
                                                                         ----           ----

Judgment in the United States District Court of Nebraska,
   Douglas County, Doc. #97, No. 465, Invest L' Inc.,
   Plaintiff vs. Aden Enterprises, Inc., Et Al.,
   Petition filed September 23, 1997.............................   $  437,924   $  437,924
Judgment in the United States District Court of Nebraska,
   Douglas County, Doc. #97, No. 465, Invest L' Inc.,
   Bridge Fund Plaintiff vs. Aden Enterprises, Inc., Et Al.,
   Petition Filed September 23, 1997 ............................      398,970      398,970
Judgment in the District Court of Nebraska,
   Douglas County, Doc. #964, No. 98, Fredrick W. Weidinger
   Plaintiff, vs. Aden Enterprises, Inc., Defendant,
   Petition Filed August 18, 1997 ...............................       88,600       88,600
Judgment in the District Court of Nebraska,
   Douglas County,  Doc. #959 No. 864, Russell Barger
   Plaintiff vs., Aden Enterprises, Inc., Et. Al., Petition Filed
   April 2, 1997 ................................................      119,932      119,932
Judgment in the District Court of Nebraska,
   Douglas County, Doc. #956, No. 36, Matthew A. Gohd
   Plaintiff vs., Aden Enterprises, Inc., Et. Al., Petition Filed
   November 27, 1996, Judgment includes Accrued Interest
   of $41,891 ...................................................      200,000      200,000
Judgment in the District Court of Nebraska,
   Douglas County, Doc., 958, No. 177, Value Partners LTD.,
   Plaintiff vs., Aden Enterprises, Inc., Et. Al., Petition Filed
   February 12, 1997 ............................................      482,773      482,773
Judgment in the United States Eighteenth Judicial Circuit,
   County of Du Page State of Illinois, Doc., 0256,
   Primary Resources, Inc., Plaintiff vs. Aden Enterprises, Inc.,
   Et. Al., Filed March 8, 1996 .................................      178,740      178,740
                                                                       -------      -------
Total ...........................................................   $1,906,939   $1,906,939
                                                                    ==========   ==========



NOTE #7 - Payroll Taxes

Resulting from a failed acquisition in 1996 the Company has been identified as a responsible party by the Internal Revenue Service for unpaid payroll taxes of $311,020 and Liberty Court Travel has $124,176 in unpaid payroll taxes. Penalties and interest of $193,233 have been accrued on these taxes.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements -Continued-

NOTE #8 - Unissued Common Stock

In 1997, the Company received $35,000 for payment of 100,000 shares of common stock and in 1999 $483,000 was received for payment of approximately 5,800,000 of shares of common stock. The Company has not directed its transfer agent to issue the shares and currently does not have authorized but unissued shares available to issue the purchaser.

NOTE #9 - Interest Payable

The Company has not paid the accrued interest on the notes payable presented in Note #5. Interest at the debt rate and penalty interest has been accrued and represents $2,589,254 at April 30, 1999 and $1,842,730 at April 30, 1998. These
amounts have been personally guaranteed by the Company's President.

NOTE #10 - Forbearance Fees Payable

The notes payable as disclosed in Note #5, have all been defaulted upon by the Company. The Company has made commitments to the note holders of additional amounts to be repaid for an extension of the payment of accrued interest and principal of the notes. These forbearance fees commitments are $1,264,662 for April 30, 1999 and $773,862 for April 30, 1998.

NOTE #11 - Income Taxes

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal revenue Codes are met. These losses are as follows:

                                Year of Loss          Amount    Expiration Date
                                ------------------------------------------------

                                        1991      $    1,062               2006
                                        1992          57,653               2007
                                        1993          37,074               2008
                                        1994         21,520                2009
                                        1995         221,340               2010
                                        1996       5,528,703               2011
                                        1997       2,736,925               2017
                                        1998       3,087,763               2018
                                        1999       3,805,580               2019


                                                          1999           1998
                                                          ----           ----

Deferred Tax Assets Balance Beginning of Year   $          -0-          $ -0-
Net Operating Loss Carryforwards                    15,537,620     11,732,040
                                                    ==========     ==========
  Tax at Current Rate                           $    5,282,791   $  3,988,894
  Valuation Allowance                            (   5,282,791)    (3,988,894)
                                                    -----------   -----------
     Net Deferred tax Assets                    $          -0-   $        -0-
                                                  =============   ===========

     Deferred Tax Liability                                -0-            -0-

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements -Continued-

NOTE #12 - Stockholders' Equity

Common Stock
The total authorized stock of the Corporation is 100,000,000 shares of common stock with no par value. All stock when issued shall be deemed fully paid and non-assessable. No cumulative voting on any matter to which stockholders shall be entitled to vote, shall be allowed for any purpose. Shareholders have no pre-emptive rights to acquire unissued shares of stock of the Corporation.

Common Shares Issued for Non Cash Investing and Financing Activities

The Company issued shares for non cash investing and financing activities as follows;

04-30-96      Issued 1,082,143 Shares for a Note Receivable of $315,000
04-30-97      Issued 116,667 Shares for Services of $1,167
04-30-97      Issued 2,912,087 Shares for Forbearance Expense of $116,483
04-30-98      Issued 15,000,000 Shares Valued at $480,000 to the President of
              the Company for Personal Guarantee of the Notes Payable, Related
              Interest Accrued and Forbearance Fee Outstanding
04-30-99      Issued  10,000,000  Shares  Valued at  $300,000  to the  Company's
              President  for 100% of the  Outstanding  Shares of  Liberty  Court
              Travel, Inc
04-30-99      Issued 2,580,000 Shares to a Consultant for Services Valued at
              $32,198
04-30-99      Issued 4,000,000 Shares to Two Consultants for Services Valued at
              $80,000
04-30-99      Issued  5,000,000  Shares  to a  Consultant  for Web Page  Address
              Services Valued at $202,800, (subsequent to the year end, the Consultant returned the shares as part of a negotiated settlement of a dispute).

         The price of the shares issued was computed as follows; The market quote price on the day of the transaction multiplied by a financial risk and liquidity risk discount of 50% prior to January 1, 1999 and 40% after January 1, 1999 and a lack of marketability risk discounts of 34%. The Company used an outside valuation service to obtain the two discounts described above.

Warrants
The Company has issued warrants to purchase shares of its stock at various prices over a two year period from the date of issue. The warrants have been valued at the difference between the stock price on the date of issue and the present value on a 5% discount for two years multiplied by the valuation study discount of 50% prior to January 1, 1999 and 40% after January 1, 1999 for financial risk and liquidity and 34% for lack of marketability. The resultant cost has been expensed to the operations in the year the warrants were issued and paid in capital in the stockholders' equity section of the balance sheet has been correspondingly increased. Upon issue of the shares the paid in capital will be relieved of the warrant cost and the value of the no par stock will be increased. If the warrants are not exercised they remain as paid in capital and no reduction to warrant expense will be made.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements -Continued-


NOTE #12 - Stockholders' Equity-Continued-

         Warrants Issued are as follows;

                                 Warrants    Expiration
Fiscal Year Ended                  Issued          Date       Expense
----------------------------------------------------------------------

04-30-96                        9,725,334      04-30-98   $   526,570
04-30-97                        2,150,000      04-30-99         8,339
04-30-99                       88,179,527      04-30-01       188,073
                              ----------------------------------------
    Total                     100,054,861                 $   723,002
                              ========================================

Subsequent Issued 04-30-2000  142,860,441                 $ 1,806,496


NOTE #13 - Segments Accounting

Segment disclosure for the Company and its wholly owned subsidiaries are as follows;

                             Aden Enterprises, Inc.  Liberty Court Travel
                             ----------------------  --------------------

Total Current Assets .....   $    302,456               $    -0-
Property & Equipment - Net            -0-                 21,214
Other Assets .............         55,217                    -0-
                              -----------              ----------
Total Assets .............   $    357,673               $ 21,214
                              ===========              ==========

Current Liabilities $ ....     10,925,931               $183,482
                              ===========              ==========

Total Revenues $ .........            -0-               $ 98,140
Operating Expenses .......      3,299,875                603,846
                              -----------              ----------

Loss from Operations .....   ($ 3,299,875)             ($505,706)
                              ===========              ==========

NOTE #14 - Lease Obligation

At April 30, 1999, the Company had no operating leases.

Subsequent to its year end the Company leased three commercial office sites which require lease payments as follows;


Year End                      Amount

April 30, 2000                $ 46,952

April 30, 2001                  47,003

April 30, 2002                  14,645
                              --------

     Total                    $108,600
                              ========

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements -Continued-

NOTE #15 - Going Concern

The accompanying financial statements of Aden Enterprises, Inc., have been prepared on a going concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern, as shown in the statements of operations. In addition the Company has no assets with which to conduct profitable operations and has an inordinately high amount of current debt. These items raise substantial doubt about the ability of the Company to continue as a going concern.

Subsequent to its year end the Company is commencing new operations in the electronics commerce industry where it will sell, or facilitate the sale, of travel services through the Internet utilizing the Company's proprietary technology in a web site. The Company presently is working on an improved version of the web site systems.

The Company has accrued ownership of a technology that among other things provides a new way to navigate the Internet.

The Company entered into a License Agreement whereby the Company acquired an exclusive right to certain patents, pending patents and proprietary plans and strategies to operate in the travel service industry subject to certain restrictive terms and conditions.

The Company has also entered into negotiations to acquire traditional type travel agencies and four providers.

In addition to its efforts in the travel industry the Company has formed a Nevada Corporation, as a wholly owned subsidiary, to establish and maintain web sites pertaining to the offer and sale of artwork and related merchandise.

The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its obligations, generate cash flows from operations for current operating costs and to raise capital to fund the planned ventures. As of the date of this report, the Company has received subscription proceeds in the amount of approximately $2,400,000.

The Company's President has personally guaranteed the Company's current debt and accumulated interest. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE #16 - Acquisition and Rescission

On February 7, 1997, the Company entered into a letter of intent with Advanced Business Sciences, Inc., a Nebraska Corporation to purchase 21,750 shares, a minority interest in the Company. The letter of intent was publically reported on Form 8-K. The Company did not acquire the shares or the minority interest in Advanced Business Sciences, Inc.

On July 24, 1997, the Company filed an 8-K announcing the acquisition of a minority position in Focused Energy International, for approximately 10,000,000 shares of common stock. The shares were never issued and no acquisition occurred.

On February 17, 1998, the Company issued and 8-K announcing the acquisition or Engineer Medical Concepts, Inc. The Company failed to make the required cash investments and no acquisition occurred.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements -Continued-


NOTE #16 - Acquisition and Rescission -Continued-

On September 4, 1998, the Company issued an 8-K announcing the acquisition of a two year marketing agreement with SelectSoft LLC an Arizona Limited Liability Corporation. The Company issued 10,000,000 shares of its common stock. On February 26, 1999 the Company issued and 8-K announcing the recission of its agreement of SelectSoft, LLC and received its 10,000,000 shares back.

On January 13, 1999, the Company announced that it has entered into an agreement with Government Payment Services, Inc., and Synergy Media, Inc., to assume 100% ownership of Government Payment Services, Inc. Subsequently, the Company elected not to proceed with the transaction and no stock was issued.

On January 11, 1999, the Company announced that it has expanded the services it will market to consumers on the Internet to include long distance and local telephone service, electricity and gas services. These services will be offered in certain geographic regions through an agreement with Massachusetts based TelEnergy, Inc. At the date of this report, the Company has not actively pursued this agreement, although it is still in effect.

On September 24, 1998, the Company announced that it had entered into a letter term setting forth the terms and conditions whereby Luther & Company, or its Designee, would provide Alcohol Sensors International, LTD., with principal offices located in Islandia, New York, prepaid royalties and other consideration set forth in such letter term sheet in exchange for an exclusive worldwide three-year license for the Company's product(s) and three year's warrants. An affiliate of the Company provided funds to ASI on behalf of the Company in the amount of $40,000. These funds are due and payable to the Company, but are deemed to be uncollectible as ASI has entered into Chapter 11 proceedings.

On February 16, 1998, the Company announced it had entered into a binding Letter of Intent for a proposed merger with Engineered Medical Concepts, Inc., (EMC) a two year old Florida corporation which has one esthetic care treatment facility located in Palm Beach Gardens, Florida. This agreement was not acted upon and is considered null and void. In conjunction with this agreement, certain parties advanced funds on behalf of the Company to EMC and these funds are due and payable. However, the Company has determined these funds are not collectable and they have been written off.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements -Continued-

NOTE #17 - Subsequent Events

Subsequent to April 30, 1999, the Company entered into a license agreement with MercExchange LLC (MercExchange) whereby the Company obtained a perpetual, exclusive right to use the MercExchange patent, pending patents and proprietary plans and strategies, (the MercExchange intellectual property), for the travel services industry subject to certain restrictive terms and conditions. In addition to the license agreement, Aden purchased a ten percent (10%) ownership interest in MercExchange, LLC and the Company acquired an option to purchase an additional five percent (5%). In October 1999, the Company entered into a revised agreement with MercExchange whereby it obtained a right to enforce the MercExchange intellectual property in the travel service industry and a right to non-exclusively license the MercExchange intellectual property to other business opportunities that the Company may pursue. Subject to the terms of the revised agreement and the issuance of certain warrants for the Company's stock, the MercExchange acquired a substantial financial and equity interest in the Company. At the present time, the Company does not have the financial resources necessary to perform its rights and obligations under the agreement or to perfect its ownership interest in the MercExchange, LLC.

The Company acquired the Internet domain name "Cheapfares.com" on June 24, 1999, from Roy Flanders in exchange for 3,000,000 shares of the Company's common stock
 . The Company formally agreed to register shares of Mr. Flanders stock, but has not yet done so. At the present time, the Company is employing proprietary technology on the Cheapfares.com site.

During this same time period, the Company entered into an agreement to purchase several Internet domain names from Rene Fidler, a resident of Colorado, which included the domain name Cheapfares.to. Terms of this agreement called for an initial payment of $50,000 with a subsequent payment of $250,000 and the issuance of 5,000,000 shares of the Company's common stock and warrants to purchase an additional 5,000,000 shares of common stock. Owing to a dispute which arose between Fidler and the Company, this transaction was not consummated and litigation ensued. The parties reached a settlement whereby Fidler was paid an additional $50,000, the warrants were canceled and the shares of common stock were returned to Aden.

The Company has entered into a letter of intent to acquire another traditional travel agency, Corporate Travel Consultants II, Inc., based in Miami, Florida. The letter of intent was accompanied by a payment of $50,000 and the issuance of 1,000,000 shares of the Company's common stock. It is anticipated that this acquisition will be completed by the fiscal year ending April 30, 2000, although there can be no assurance the Company will have the funds to fulfill the acquisition agreement.

The Company has formed a Nevada Corporation under the name Leftbid.com, Inc. The Company will own sixty-one percent (61%) of Leftbid's issued and outstanding capital stock. Leftbid will develop, establish and maintain websites pertaining to the offer and sale of artworks and related merchandise. As of the date of this annual report, Leftbid has not conducted any business operations.

In April of 1999, the Company entered into an agreement to acquire all of the capital stock of Azumano Travel, Inc., ("Azumano"). The transactions contemplated in this agreement have not been consummated and the Company is renegotiating the terms of this agreement. As of the date of this report, the parties have agreed, subject to execution of a definitive amendment to the agreement under which the Company will deliver to the selling shareholders a promissory note in the principal amount of $3,000,000 (secured by a pledge of Azumano capital stock acquired by the Company), payable in two installments of $1,000,000, due and payable 30 days following execution of the note, and the balance due and payable 90 days following execution of the note. In addition,

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements -Continued-

NOTE #17 - Subsequent Events -Continued-

the Company will issue and deliver to the selling shareholder 33,500,000 shares of the Company's capital stock, subject to the Company's articles of incorporation being amended to increase the number of authorized shares of common stock.

In October of 1999, the Company caused the formation of Navlet.com, Inc., ("Navlet") under the laws of the state of Delaware. Navlet will be engaged in holding and licensing certain intellectual property rights related to electronic commerce. The Company will hold a majority interest in Navlet's voting stock.

As of the date of this report, the Company has received subscription proceeds in the amount of approximately $2,400,000. See note #8. The Company anticipates further infusions of capital; however, as of the date of this report, all or substantially all of the Company's authorized capital stock has been issued. While the Company anticipates that, subject to shareholder approval, its articles of incorporation will be amended to increase the number of authorized shares, there can be no assurances that such an amendment will be completed. Furthermore, there can be no assurances that additional infusions of capital
will  be  forthcoming,   under   commercially   reasonable  terms.  The  Company
anticipates that its principal shareholder, Mr. Luther, may loan some of his holdings to the Company for the purpose of raising additional funding.

In order to issue shares of common stock with respect to certain commitments made to various third parties, the company redeemed 38,438,316 of its common stock from Mr. Luther and 13,366,188 shares of its common stock from Mr. Koch.

Note #18 - Related Party Transactions

The Company has issued stock to officers, directors and others for various services as follows:
         Michael S. Luther, an officer and director of the Company

          - 25,000,000 shares in consideration of his guaranteeing $4,000,000 of the Company's indebtedness and for the assumption and indemnification of the Company's liabilities arising from certain litigation claims.

          - 2,000,000 shares in consideration of unspecified services to the Company.

         Judith   E.  Sundberg,  an  officer  and  director  of  the  Company

          -    1,714,286 shares in consideration of services rendered.

         Donald E. Rokusek, a director of the Company

          -    1,142,857 shares in consideration of services rendered.

         Daniel A. Koch

          - 13,366,188 shares in consideration of his arranging a $100,000 loan to the Company, repaying such loan and paying $40,000 of additional expenses on behalf of Liberty Court.

The Company has paid commissions to Quaestus Ltd for sale of the Company's stock. Anders Ulegard, who is a significant stockholder for the Company, is a principal in Quaestus, Ltd.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information concerning the age, current positions with the Company, and term of office as a director and period of service as such, for all of the directors of the Company, as of April 30, 1999:

                                                               Year
                                                           Became a
Name                                        Age            Director       Office and Title
----                                        ---            --------       ----------------


Michael S. Luther                           41                 1995       Chairman of the Board of
                                                                          Directors; Chief
                                                                          Executive Officer

Judith E. Sundberg                          58                 1998       Director; Secretary

Donald E. Rokusek                           62                 1998       Director



         All of the directors hold their office until the next annual meeting of the shareholders and their respective successors shall qualify.

         Michael S. Luther has been associated with the Company as its Chief Executive Officer since February 1995. From August, 1993 to November, 1994, Mr. Luther was a registered representative of the investment banking firm of Kirkpatrick, Pettis, Smith & Polian, Inc. of Omaha, Nebraska. Mr. Luther is a graduate of the University of Maryland with a Bachelor of Science degree in accounting and he is a certified public accountant. Mr. Luther is a director of Synergy Media, Inc. Mr. Luther and his brother, Mark Luther, were named as defendants in an action brought in the United States District Court for the District of Nebraska by the United States Secretary of Labor on March 17, 1999, captioned Alexis M. Herman, Secretary of Labor, United States Department of Labor, Plaintiff, v. Michael S. Luther, Mark E. Luther, and SmartPay Processing, Inc. 401(k) Profit Sharing Plan, Defendants, Civil Action No. 8:99-CV-00093. The complaint alleged that the defendants failed to exercise their responsibilities as fiduciaries of the SmartPay Processing, Inc. 401(k) Profit Sharing Plan (the "Plan"). On September 9, 1999, a consent judgment was entered against the defendants which ordered and adjudged that (1) Messrs. Luther, their agents, servants, employees, and attorneys and those persons (having notice of such order) in active concert or participation with them be permanently enjoined and restrained from violating the provisions of Sections 403-406, inclusive, of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and (2) Messrs. Luther be permanently enjoined and restrained from (a) exercising any discretionary authority or discretionary control respecting management of any ERISA-covered pension or welfare benefit plan or exercising any authority or control respecting management or disposition of any such plan's assets and (b) having any discretionary authority or discretionary responsibility in the administration of any such plans. Messrs. Luther were further ordered to pay the sum of $23,500 to the independent trustee of the Plan within thirty (30) days of the entry of the judgment for distribution to the Plan's participants and/or beneficiaries. The Company has made this payment on behalf of Mr. Luther. Mr. Luther does not currently exercise any discretionary authority or responsibility respecting any ERISA-covered pension or welfare benefit plan pertaining to the Company.

         Judith E. Sundberg has been associated with the Company since November 1995. Mrs. Sundberg has no experience in the management of a public company. Mrs. Sundberg is also a director of Synergy Media, Inc.

     Donald E. Rokusek has been associated with the Company since 1997. Mr. Rokusek has also been associated with (1) Concepts, Inc. from 1980 to date as its vice president, (2) Digital Products Corporation from 1997 to date as its director of contracts administration, and (3) Sewing Concepts from 1985 to 1997 as its operations and financial manager. Mr. Rokusek has no experience in the management of a public company.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the compensation of each of the Company's last three completed fiscal years, at April 30, 1999, of the principal executive officer. There were no other persons serving in an executive capacity for the Company during such time period

                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM
                                                                         COMPENSATION
                                                                            AWARDS
                                                  ANNUAL COMPENSATION    ------------
                                                 ---------------------    SECURITIES
                NAME AND                         SALARY                   UNDERLYING       ALL OTHER
           PRINCIPAL POSITION             YEAR   ($)       BONUS($)       OPTIONS(#)    COMPENSATION($)
           ------------------             ----   -------   -----------   ------------   ---------------
Michael S. Luther                         1999   0          0             0              0
  Chairman of the Board and               1998   0          0             0              0
  Chief Executive Officer                 1997   0          0             0              0

         The Company has no retirement, pension, profit-sharing, insurance, or medical reimbursement plan covering its officers or employees. The Company has not entered into any employment agreements with any of the named executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)  Security Ownership of Certain Beneficial Owners.

         As of December 31, 1999, there were 81,000,000 shares of the Company's common stock outstanding. The following table sets forth information regarding the beneficial ownership of the Company's common shares by shareholders holding or controlling five percent (5%) or more of its outstanding voting securities.


                                  Amount of
                                 Beneficial
                               Ownership of
                            Common Stock as   Percent of
Name and Address               of 12/31/199        Total
----------------               ------------        -----


Michael S. Luther (1)             9,414,353       11.62%
1611 So. 91st Avenue
Omaha, Nebraska 68124

Daniel A. Koch (2)                  143,169        0.18%
12905 Lafayette Ave
Omaha, Nebraska 68154

MercExchange, LLC(3)                      0       0.00%
8408 Washington Avenue
Alexandria, VA 22309


Anders Ulegard (4)                4,085,278        5.04%
c/o Quaestus Ltd.
38 Route de Malagnon
CH-1208
Geneva, Switzerland

         (b)Security Ownership of Management.

         The following table sets forth information regarding the beneficial ownership of the Company's common shares by its directors, the Company's Chief Executive Officer and the Company's only other executive officer, and the directors and executive officers as a group.



                                                  Amount of
                                                 Beneficial
                                               Ownership of
                                            Common Stock as    Percent of
Name and Address                              of 12/31/1999      Total
----------------                              -------------      -----


Michael S. Luther (1)                             9,414,353      11.62%
Chairman and Chief Executive Officer
1611 So. 91st Avenue
Omaha, Nebraska 68124

Judith E. Sundberg                                1,771,853       2.19%
Director
c/o 13314 "I" Street
Omaha, Nebraska 68137

Donald E. Rokusek                                 1,142,857       1.41%
Director
c/o 13314 "I" Street
Omaha, Nebraska 68137

Thomas Woolston (3)                                       0       0.00%
Chief Technology Officer
8408 Washington Avenue
Alexandria, VA 22309

Directors and Executive Officers                 12,329,063      15.22%
as a group (4individuals)




(1) In order to issue shares of Common Stock with respect to certain commitments made to various third parties, the Company redeemed 38,438,316 shares of its Common Stock from Mr. Luther. The Company committed to reissue such shares to Mr. Luther subject to the approval of the amendment to Article IV of its Articles of Incorporation. Furthermore, on September 21, 1999, the Company agreed to issue a warrant to Mr. Luther which grants him the right to purchase 50,000,000 shares of Common Stock at an exercise price of $0.15 per share. This warrant expires on September 21, 2001. At the time this warrant was issued, the fair market value of each share of Common Stock was determined by the Company's board of directors to be $0.038. This warrant is also subject to the approval of the amendment to Article IV of the Company's Articles of Incorporation.

(2) In order to issue shares of Common Stock with respect to certain commitments made to various third parties, the Company redeemed 13,366,188 shares of its Common Stock from Mr. Koch. The Company committed to reissue such shares to Mr. Koch subject to the approval of the amendment to Article IV of its Articles of Incorporation as set forth herein. On November 15, 1998, the Company agreed to issue a warrant to Mr. Koch which grants him the right to purchase 43,000,000 shares of Common Stock at an exercise price of $0.001 per share. At the time this warrant was issued, the fair market value of each share of Common Stock was determined by the Company's board of directors to be $0.011. This warrant expires on November 14, 2000. On September 21, 1999, the Company agreed to issue a warrant to Mr. Koch which grants him the right to purchase 50,000,000 shares of common stock at an exercise price of $0.15 per share. At the time this warrant was issued, the fair market value of each share of Common Stock was determined by the Company's board of directors to be $0.038. This warrant expires on September 21, 2001. Each of the warrants is also subject to the approval of the amendment to Article IV of the Company's Articles of Incorporation.

(3) Subject to the approval of the amendment to Article IV of the Company's Articles of Incorporation as set forth herein, MercExchange, LLC will receive 58,000,000 shares of the Company's Common Stock in consideration for the conveyance of certain intellectual property rights. MercExchange, LLC is a Virginia limited liability company owned and controlled by Thomas Woolston, the Company's Chief Technology Officer.

(4) Mr. Ulegard beneficially owns directly 1,128,611 shares of Common Stock. Mr. Ulegard's affiliates, Quaestus Ltd. and Quaestus Life International Ltd. ("Quaestus Life"), beneficially own 1,220,000 and 1,736,667 shares of Common Stock, respectively. On November 15, 1998, the Company agreed to issue to Mr. Ulegard a warrant to purchase in the aggregate 20,000,000 shares of Common Stock at an exercise price of $0.001 per share. At the time this warrant was issued, the fair market value of each share of Common Stock was determined by the Company's board of directors to be $0.011. This warrant expires on November 14, 2000. In addition, the Company agreed on November 1, 1999, to issue to affiliates of Mr. Ulegard, Quaestus S.A. and Quaestus Life, warrants to purchase in the aggregate 3,842,096 shares of Common Stock at $0.20 per share and warrants to purchase in the aggregate 522,000 shares of Common Stock at $0.15 per share. At the time these warrants were issued, the fair market value of each share of Common Stock was determined by the Company's board of directors to be $0.044. These warrants expire on October 31, 2001. Each of these warrants is subject to the approval of the amendment to the Company's Articles of Incorporation increasing the number of authorized shares of capital stock. Under agreements dated as of December 31, 1999, Quaestus Ltd. has also acted as agent for certain investors in the Company who purchased in the aggregate 30,788,383 shares of Common Stock at $0.24087643454 per share, 19,000,000 of which shares will be issued from the Company's currently authorized shares and the balance will be issued subject to approval of the proposed amendment to the Company's Articles of Incorporation increasing the number of authorized shares of capital stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On November 13, 1998, the Company announced it had received funding and services from a corporation controlled by its Chairman, Michael S. Luther, and another shareholder, Daniel Koch. In conjunction with the funding, services and joint venture agreement, Mr. Koch was issued 13,366,188 shares of restricted common stock in Aden Enterprises, Inc. For purposes of the stock issuance to Mr. Koch, the services rendered were estimated at a value of $199,958. Funds advanced by him were approximately $350,000. The joint venture agreement with Emerald Technologies Corporation, dba NETWorks Direct ("Emerald") was for Internet-based advertising programs to recruit independent travel agents. Emerald is not currently conducting any operations.

     Mr. Luther is a Director of Synergy Media, Inc. During the previous fiscal year, Liberty Court Travel, Inc. and certain affiliates of the Company advanced funds to Synergy Media. Furthermore, Liberty Court Travel, Inc. utilized a subsidiary of Synergy, GPS for the processing of credit card transactions for travel customers.

         In a series of transactions in the second half of calendar year 1999, the Company redeemed (without any cash consideration therefor)38,438,276 shares of its Common Stock from Mr. Luther and 13,366,188 shares of its Common Stock from Mr. Koch. These shares were then issued to meet the Company's commitments to certain third parties in exchange for cash consideration therefor. The Company is committed to reissue such shares to Messrs. Luther and Koch subject to approval by its shareholders of an amendment of its articles of incorporation increasing the number of authorized shares of capital stock. The parties have characterized the foregoing series of transactions as a loan of securities.

     In October 1999 Mr. Koch loaned the Company the sum of $1,200,000. This loan is not evidenced by a loan agreement, promissory note or any other instrument. There are no agreed terms as to when this loan is due or whether any interest accrues thereon. There is an oral agreement between Mr. Koch and Mr. Luther, however, under which Mr. Koch will assign the Company's obligations to

Mr. Luther if and when Mr. Luther has sufficient personal funds to pay Mr. Koch the amount due. There can be no assurances that this proposed assignment will occur.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Financial Statements and Schedules

         The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

         Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

         (b) Reports on Form 8-K

         The following reports on Form 8-K were filed during the last quarter of the Company's fiscal year ending April 30, 1999:

              On February 1, 1999, a report under Form 8-K was filed respecting the agreement between Liberty Court Travel, Inc. and MercExchange LLC for the license to use its patent in the travel services industry.

              On February 26, 1999, a report under Form 8-K was filed respecting the rescission of the agreement between the Company and SellectSoft L.L.C. as of September 4, 1998.

         (c) Exhibit Listing

EXHIBIT
NUMBER   DESCRIPTION

3.1 Articles of Incorporation (1)

3.2 Bylaws (1)

10.1 Exchange Agreement between MercExchange LLC and the Company

10.2 Transfer  Agreement  between  MercExchange LLC and MercTravel,  Inc.

10.3 Option Agreement between MercExchange LLC and the Company

10.4 Capital Contribution and Sale Agreement between MercExchange LLC and the Company

21.1 Subsidiaries of Company

27.1 Financial Data Schedule


(1) Incorporated by reference to Registration Statement under Form S-18 (No. 33-7494-LA).

                                  SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF OMAHA, STATE OF NEBRASKA, ON JANUARY 24, 2000.
                                                     ADEN ENTERPRISES, INC.


                                    By:  /s/ Michael S. Luther
                                             Michael S. Luther
                                             Chief Executive Officer


  PURSUANT TO THE  REQUIREMENTS  OF THE  SECURITIES  EXCHANGE ACT OF 1934,  THIS
REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON JANUARY 24, 2000.

         SIGNATURE                                TITLE

/s/ Michael S. Luther                   Chairman of the Board of Directors and
--------------------------------------  Chief Executive Officer
   Michael S. Luther

/s/ Judith E. Sundberg                  Director; Secretary
--------------------------------------
  Judith E. Sundberg

/s/ Donald. E. Rokusek                  Director
--------------------------------------
  Donald. E. Rokusek

                                 EXHIBIT INDEX


EXHIBIT
NUMBER   DESCRIPTION

 3.1     Articles of Incorporation (1)

 3.2     Bylaws (1)

10.1     Exchange  Agreement between  MercExchange LLC and the Company

10.2     Transfer Agreement  between  MercExchange LLC and MercTravel,  Inc.

10.3     Option Agreement between  MercExchange  LLC and the Company

10.4 Capital Contribution and Sale Agreement between MercExchange LLC and the Company

21.1     Subsidiaries of Company

27.1     Financial Data Schedule


(1) Incorporated by reference to the Company's Registration Statement under Form S-18 (No. 33-7494-LA).