Form 10-Q
period 1999-07-31
ADEN ENTERPRISES INC
filed 2000-03-30
CIK 798538

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarter ended July 31, 1999

   (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       Commission File Number  00-18140


                             ADEN ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               CALIFORNIA                                 87-0447215
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)



         13314 "I" STREET                             68137
         OMAHA, NEBRASKA                            (Zip Code)
(Address of principal executive offices)


                                (402) 334-5556
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                     Yes                       No      X
                          ---------                ---------

       Number of shares outstanding of the issuer's common stock, as of
                               March 28, 2000


                Common Stock                                231,579,980
   ----------------------------------------                 -----------
                    Class                           Number of shares outstanding

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                        July 31, 1999 and April 30, 1999




                                     Assets

                                        Unaudited
                                          July      April
                                        31, 1999  30, 1999
                                        --------  --------

Current Assets
     Cash in Bank ..................   $ 24,959  $     -0-
     Accounts Receivable Officer ...    104,522      5,756
     Other Receivables .............    232,800    296,700
                                        -------    -------

         Total Current Assets ......    362,281    302,456

Property & Equipment
     Furniture & Fixtures - Cost ...     56,795     34,395
     Less Accumulated Depreciation .  (  16,372) (  13,181)
                                      ---------  ---------

         Net Property & Equipment ..     40,423     21,214

Other Assets
     Goodwill - Net ................    249,970     55,217
     Non-Compete Agreement - Net ...     87,466        -0-
     Website Development - Net .....     91,575        -0-
     Investments ...................     55,000        -0-
     Domain Name ...................     12,167        -0-
                                      ---------  ---------

         Total Other Assets ........    496,178     55,217
                                      ---------  ---------

         Total Assets ..............  $ 898,882  $ 378,887
                                       ========   ========





   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                     Consolidated Balance Sheets - Continued
                        July 31, 1999 and April 30, 1999




                       Liabilities & Stockholders' Equity

                                                           Unaudited
                                                             July           April
                                                            31, 1999      30, 1999
                                                            --------      --------

Current Liabilities
     Bank Overdraft .........................            $       -0-   $    17,360
     Accounts Payable - Trade ...............                766,856       469,649
     Accounts Payable - Employees ...........                137,834       137,834
     Payroll Taxes Payable ..................                678,000       628,409
     Accrued Payables - Services ............                204,530           -0-
     State Franchise Taxes Payable ..........                  5,729         5,729
     Accrued Interest Payable ...............              2,726,510     2,589,254
     Accrued Forbearance Fees Payable .......              1,264,662     1,264,662
     Notes Payable ..........................              3,631,825     3,453,574
     Judgments Payable ......................              1,906,939     1,906,939
     Unissued Common Stock ..................                695,857       518,000
                                                             -------       -------

              Total Current Liabilities .....             12,018,742    11,098,210

Stockholders' Equity
     Common Stock, 100,000,000 Shares at No
         Par Value Authorized;
         96,213,274 Shares and 97,000,000 Shares
         Issued at No Par Value, Respectively              4,594,238     4,055,296
     Paid In Capital ........................                738,144       723,002
     Deficit Accumulated in the Development Stage       ( 16,452,242)  (15,497,621)
                                                        ------------   -----------

              Total Stockholders' Equity ....           ( 11,119,860)  (10,719,323)
                                                        ------------   -----------

              Total Liabilities & Stockholders' Equity   $   898,882   $   378,887
                                                         ===========   ===========






   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
            Consolidated Statements of Operations Accumulated for the
                Period May 22, 1986 (Inception) to July 31, 1999
            and the Three-Month Periods Ended July 31, 1999 and 1998


                                                                  Unaudited      Unaudited
                                                               Three Months   Three Months
                                                                 Ended July     Ended July
                                                Accumulated        31, 1999       31, 1998
                                                -----------        --------       --------

Revenues
     Travel Commissions ....................   $    157,455    $     59,315   $     24,887
     Other Income ..........................         82,492             -0-            -0-
                                                    -------          ------         ------

              Total Revenues ...............        239,947          59,315         24,887

Operating Expenses
     Amortization & Depreciation ...........         63,652          23,973          4,281
     Warrants Issued Expense ...............        748,507          25,505            -0-
     Consultant Fees .......................      3,545,029          56,810        835,715
     Interest ..............................      3,054,104         171,710        166,381
     Wages .................................        311,862         120,781          6,597
     Professional Fees .....................        918,742         281,954            -0-
     Payroll Taxes & Penalties .............        554,928           4,468         12,616
     Forbearance ...........................        783,543          43,477         21,000
     Administrative & General Expense ......        862,615         166,434         77,067
     Settlement Costs ......................      2,295,071             -0-         86,750
     Investment Losses .....................      4,037,696          62,133            -0-
     Tickets/Tours .........................         56,692          56,692            -0-
         Total Operating Expenses ..........     17,232,441       1,013,937      1,210,407

         Loss From Operations ..............   ( 16,992,494)     (  954,622)   ( 1,185,520)

Other Income
     Interest Income .......................        152,252             -0-             -0-
     Litigation Settlement .................        388,000             -0-             -0-
         Total Other Income ................        540,252             -0-             -0-

         Net Loss Before Taxes .............   ( 16,452,242)     (   954,622)  ( 1,185,520)

         Provision for Taxes ...............            -0-              -0-            -0-

         Net Loss After Taxes ..............   ($16,452,242)     ($   954,622) ($1,185,520)

         (Loss) Per Share ..................                     (       0.01) (      0.02)

         Weighted Average Shares Outstanding                       96,606,637   54,931,926

   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
            For the Period May 22, 1986 (Inception) to July 31, 1999



                                 Common Stock          Paid In       Accumulated
                               Shares    Amount        Capital         Deficit
                               ------    ------        -------         -------

Beginning Balance,
May 22, 1986 ..............       -0-  $    -0-      $     -0-      $        -0-

Common Stock Issued for
Cash May 22, 1986 .........   100,000    12,500

Cash Contributed by
Public Investors ..........              14,322

Net Loss for Year Ended
April 30, 1987 ............                                            (    532)
                              --------------------------------------------------

Balance, April 30, 1987 ...   100,000    26,822            -0-         (    532)

Net Loss for Year Ended
April 30, 1988 ............                                            ( 20,472)

Balance, April 30, 1988 ...   100,000    26,822            -0-         ( 21,004)

Cash Contributed by Officer       -0-    10,691

Common Stock Issued for
Cash February 28, 1989 ....   240,600    71,428

Net Loss for Year Ended
April 30, 1989 ............                                            ( 89,362)
                              --------------------------------------------------

Balance, April 30, 1989 ...   340,600   108,941            -0-         (110,366)

Net Income for Year
Ended April 30, 1990 ......                                             194,573
                              --------------------------------------------------

Balance, April 30, 1990 ...   340,600   108,941            -0-           84,207

Net Loss for Year Ended
April 30, 1991 ............                                            ( 85,269)
                              --------------------------------------------------

Balance, April 30, 1991 ...   340,600   108,941            -0-         (  1,062)

   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity - Continued
            For the Period May 22, 1986 (Inception) to July 31, 1999



                                 Common Stock          Paid In       Accumulated
                               Shares    Amount        Capital         Deficit
                               ------    ------        -------         -------
Dividend of No Par Shares     340,600

Net Loss for Year Ended
April 30, 1992 ...........                                           (   57,653)
                              --------------------------------------------------

Balance, April 30, 1992 ..    681,200     108,941          -0-       (   58,715)

Reverse Split of Shares
Outstanding One for Two ..   (340,600)

Net Loss for Year Ended
April 30, 1993 ...........                                           (   37,074)
                              --------------------------------------------------

Balance, April 30, 1993 ..    340,600     108,941          -0-       (   95,789)

Net Loss for Year Ended
April 30, 1994 ...........                                           (   21,520)
                              --------------------------------------------------

Balance, April 30, 1994 ..    340,600     108,941          -0-       (  117,309)

Capital Contributed by
Stockholder ..............                 17,917

Capital Contributed by
Default of Public Investor                    128

Warrants Issued ..........                             123,095

Net Loss for Year Ended
April 30, 1995 ...........                                           (  221,340)
                              --------------------------------------------------

Balance, April 30, 1995 ..    340,600     126,986      123,095       (  338,649)

Shares Issued for Cash at
$0.333 Per Share .........    600,000     200,000


   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity - Continued
            For the Period May 22, 1986 (Inception) to July 31, 1999



                                 Common Stock          Paid In       Accumulated
                               Shares    Amount        Capital         Deficit
                               ------    ------        -------         -------
Shares Issued for Note
Receivable $0.291 Per Share   1,082,143     315,000

Shares Issued for Cash at
$0.486 Per Share ..........     300,000     146,000

Shares Issued for Cash
at $0.50 Per Share ........   1,100,000     550,000

Shares Issued for Services
at $0.35 Per Share ........     100,000      35,000

Shares Issued for Services
at $0.162 Per Share .......     460,845      75,000

Shares Issued for Debt
Reduction .................     197,505      32,140

Shares Issued for Cash
$0.001 Per Share ..........   3,900,889      39,008

Shares Returned to
Company for
Contribution at $0.01
Per Share .................  (   90,000) (      900)

Shares Issued for Services
at $0.01 Per Share ........   1,110,000      11,100

Warrants Issued ...........                             403,495

Net Loss for Year Ended
April 30, 1996 ............                                          (5,528,702)
                              --------------------------------------------------

Balance, April 30, 1996 ...   9,101,982   1,529,334     526,590      (5,867,352)

Shares Issued for Cash at
$0.01 Per Share ...........     658,333       6,583


   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity - Continued
            For the Period May 22, 1986 (Inception) to July 31, 1999



                                 Common Stock          Paid In       Accumulated
                               Shares    Amount        Capital         Deficit
                               ------    ------        -------         -------


Shares Issued for Services
at $0.01 Per Share .......      116,667        1,167

Shares Issued for Cash at
$0.05 Per Share ..........    5,000,000      250,000

Shares Issued for
Forbearance at $0.04
Per Share ................      290,000       11,600

Shares Issued for
Forbearance at $0.04
Per Share ................    2,622,087      104,883

Cost of Warrants Issued ..                                  8,339

Net Loss for Year Ended
April 30, 1997 ...........                                          ( 2,736,925)
                              --------------------------------------------------

Balance, April 30, 1997 ..   17,789,069    1,903,567      534,929   ( 8,604,277)

Shares Issued for Services
at $0.032 Per Share ......   15,000,000      480,000

Net Loss for Year Ended
April 30, 1998 ...........                                          ( 3,087,763)
                              --------------------------------------------------

Balance, April 30, 1998 ..   32,789,069    2,383,567      534,929   (11,692,040)

Shares Issued to Acquire
Liberty Court Travel .....   10,000,000      300,000

Shares Issued for Services
at $.03000 Per Share .....   27,857,143    1,135,715

Shares Issued for Services
at $0.01248 Per Share ....    2,580,000       32,198

   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity - Continued
            For the Period May 22, 1986 (Inception) to July 31, 1999



                                 Common Stock             Paid In       Accumulated
                               Shares       Amount        Capital         Deficit
                               ------       ------        -------         -------


Shares Issued for Services
at $0.02 Per Share ..........    4,000,000       80,000

Shares Issued for Services
at $0.014960 Per Share ......   14,773,788      221,016

Shares Issued for Stock at
$0.04056 Per Share ..........    5,000,000      202,800

Cost of Warrants Issued .....                                188,073

Net Loss for Year Ended
April 30, 1999 ..............                                             (    3,805,580)
                              -----------------------------------------------------------

Balance, April 30, 1999 .....   97,000,000    4,055,296      723,002      (   15,497,621)

Cost of Warrants Issued .....                                 25,505

Shares Issued for Cash at
$0.11419 Per Share ..........    3,695,000      424,274

Shares Issued for Services at
$0.07306 Per Share ..........      500,000       36,530

Shares Issued for Services at
$0.02 Per Share .............    1,000,000       20,000

Shares Issued for Domain Name
at $0.00567 Per Share .......    3,000,000       12,168

Shares Issued for Forbearance
at $0.06992 Per Share .......      390,000       27,269

Shares Issued for Forbearance
at $0.04 Per Share ..........      100,000        4,000

Shares Issued for Forbearance
at $0.03488 Per Share .......      350,000       12,208


   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity - Continued
            For the Period May 22, 1986 (Inception) to July 31, 1999



                                  Common Stock            Paid In          Accumulated
                               Shares       Amount        Capital            Deficit
                               ------       ------        -------            -------




Shares Issued for Services
at $0.00493 Per Share ....      2,100,000         10,363  (      10,363)

Shares Returned to Company
by the Company's President    (11,135,000)

Shares Returned to Company
by Various Individuals at
$0.01 Per Share ..........    (   786,726) (       7,867)

Net Loss for Quarter Ended
July 31, 1999 - Unaudited                                                 (    954,622)
                              ---------------------------------------------------------

Balance July 31, 1999 ....     96,213,274   $  4,594,238   $    738,144   ($16,452,242)
                              =========================================================

   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
      Accumulated for the Period May 22, 1986 (Inception) to July 31, 1999
          And for the Three-Month Periods Ended July 31, 1999 and 1998



                                                                      Unaudited-Three Unaudited-Three
                                                                         Months Ended    Months Ended
                                                          Accumulated   July 31, 1999   July 31, 1998
                                                          -----------   -------------   -------------

Cash Flows from Operating Activities
   Net Loss .........................................   ($16,452,242)   ($   954,622)   ($ 1,185,520)
   Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating Activities:
       Amortization & Depreciation ..................         63,652          23,973           4,281
       Other Non-Cash Expenses ......................      2,970,744         214,967       1,023,525
       Warrants Issued ..............................        748,507          25,505             -0-
   Changes in Operating Assets & Liabilities:
     (Increase) Decrease in Accounts Receivable .....   (    395,466)   (     98,766)   (        916)
     Increase (Decrease) in Accounts Payable Trade ..        766,856         297,204             -0-
     Increase (Decrease) in Payroll Taxes Payable ...        678,000          49,591          12,616
     Increase (Decrease) in Accrued Interest ........      2,726,510         137,256         166,381
     Increase (Decrease) in Accrued Forbearance .....      1,264,662             -0-          21,000
     Increase (Decrease) in Unissued Common Stock ...        695,857         177,857             -0-
     Increase (Decrease) in Franchise Taxes Payable .          5,729             -0-             -0-
     Increase (Decrease) in Judgements Payable ......      1,906,939             -0-             -0-
     Increase (Decrease) In Accounts Payable Employee        137,834             -0-             -0-
                                                        ------------    ------------    ------------

       Net Cash (Used) by Operating Activities ......    ( 4,882,418)   (    127,035)   (     41,367)

Cash Flows from Investing Activities
   Organization Costs ...............................    (       160)            -0-             -0-
   Cash Portion of Acquisition of Rose Lancaster ....    (    47,250)   (     47,250)            -0-
   Purchase of Equipment ............................    (    49,235)   (     15,000)            -0-
   Purchase of Website Development ..................    (    99,900)   (     99,900)            -0-
   Investments ......................................    (    55,000)   (     55,000)            -0-
                                                        ------------    ------------    ------------

       Net Cash (Used) by Investing Activities ......    (   251,545)   (    217,150)            -0-

Cash Flows from Financing Activities
   Increase (Decrease) in Cash in Bank Overdraft ....            -0-    (     17,630)            -0-
   Sale of Common Stock .............................      1,672,848         354,274             -0-
   Increase (Decrease) in Notes Payable .............      3,486,074          32,500             -0-
                                                        ------------    ------------    ------------

       Net Cash Provided by Financing Activities ....      5,158,922         369,144             -0-
                                                        ------------    ------------    ------------

       Increase in Cash & Cash Equivalents ..........         24,959          24,959          41,367
       Cash & Cash Equivalents Beginning of Period ..            -0-             -0-             -0-
                                                        ------------    ------------    ------------

       Cash & Cash Equivalents End of Period ........   $     24,959    $     24,959    $     41,367
                                                        ============    ============    ============
Disclosures for Operating Activities
   Cash Paid for Interest ...........................   $  2,916,848    $     34,454    $        -0-
                                                        ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                                  July 31, 1999



NOTE 1 - ORGANIZATION AND BUSINESS

The original Company was organized on May 22, 1986 under the laws of the state of Nevada. During August 1988, the Company merged with Aden Enterprises, Inc., a California Corporation, changing the Company's corporate domicile to the state of California.

The Company has commenced planned principal operations but is considered to be a development stage enterprise because it has not produced any significant revenues. The Company's principal business activity is investing in all forms of investments or lawful business activities. See Note 17 for current activities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation - The consolidated financial statements include the accounts of Aden Enterprises, Inc. and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Accounting - The Company maintains its accounting records using the accrual method and prepares its financial statements in accordance with generally accepted accounting principles.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition - Revenues and directly related expenses are recognized in the period when the services are performed for the customer.

Cash Equivalents - The Company considers all short-term, highly-liquid debt instruments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

Property and Equipment/Depreciation - The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related lease or the estimated lives of the assets. Depreciation is computed on the straight-line method for both financial reporting purposes and tax purposes. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any resulting gain or loss on disposition is reflected in operations. Repairs and maintenance are expensed as incurred; expenditures for additions, improvements and replacements are capitalized.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued

                                  July 31, 1999



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Amortization - The cost of the agreement not to compete is being amortized over the term of the agreement. Goodwill and website costs are being amortized over ten years and three years, respectively.

Earnings per Share - Primary earnings per share amounts are based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement date. When fully diluted earnings are antidilutive, they are not presented.

Forbearance Amounts - The Company has certain financial obligations which are currently in default. During the course of its business activities, the Company negotiated forbearance agreements with certain creditors. For financial statement purposes, the forbearance amounts are stated at 10-20% of the indebtedness.

NOTE 3 - PROPERTY, EQUIPMENT AND DEPRECIATION

Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation. At July 31, 1999 and April 30 1999, the Company had property and equipment as follows:


                          Cost      Cost              Accumulated    Depreciation      Expense      Accumulated
                      July 31,  April 30,            Depreciation        April 30,    July 31,     Depreciation
Assets                    1999      1999      Life  July 31, 1999            1999         1999   April 30, 1999
---------------------------------------------------------------------------------------------------------------

Computer Equipment .   $20,318   $20,318       3-5       $11,361           $10,366     $   995         $10,366
Furniture & Fixtures    36,477    14,077         2         5,011             2,815       2,196           2,815
                        ------    ------       ---         -----             -----       -----           -----
         Total .....   $56,795   $34,395                 $16,372           $13,181     $ 3,191         $13,181
                       =======   =======                 =======           =======     =======         =======


NOTE 4 - CONSOLIDATION

The Company issued 10,000,000 shares of its common stock to its President to acquire Liberty Court Travel. During the year ended April 30, 1999, Liberty Court Travel operated as a wholly-owned subsidiary of Aden Enterprises, Inc. Subsequent to April 30, 1999, Liberty Court Travel operations were incorporated into the Company's internet travel business. It had limited operations during the three months ended July 31, 1999. The discounted value of the stock exchanged exceeded the net book value of the assets of Liberty Court Travel by $59,161. This amount has been recorded as goodwill and is being amortized over a period of ten years.



NOTE 4 - CONSOLIDATION - Continued

Effective May 1, 1999 the Company acquired the assets of Rose Lancaster Tours for $300,000, and its assets, liabilities, revenues and expenses are included in the consolidated financial statements of Aden Enterprises, Inc. as of July 31, 1999 and the three months then ended. The purchase price exceeded the net book value of the assets of Rose Lancaster Tours and the value of the non-compete agreement by $200,000. This amount has been recorded as goodwill and is being amortized over 10 years.

NOTE 5 - NOTES PAYABLE

The Company has notes payable to a commercial bank, and thirty-one (twenty-seven on April 30, 1999) individual lenders as follows:

                                                            July 31,   April 30,
                                                                1999        1999
                                                            --------   ---------


Commercial Bank, Due August 21, 1995, Interest Rate 10.5%   $165,732   $165,732
Individual #1, Interest Rate 15%, Due August 12, 1996 ...    300,000    300,000
Individual #2, Interest Rate 15%, Due October 31, 1996 ..    395,101    395,101
Individual #3, Interest Rate 15%, Due January 15, 1996 ..    145,000    145,000
Individual #4, Interest Rate 22%, Due April 15, 1997 ....    345,000    345,000
Individual #5, Interest Rate 11%, Due on Demand .........     37,500     37,500
Individual #6, Interest Rate 12%, Due on Demand .........     81,330     81,330
Individual #7, Interest Rate 12.5%, Due on Demand .......     82,200     82,200
Individual #8, Interest Rate 12%, Due on Demand .........      7,100      7,100
Individual #9, Interest Rate 15%, Due on Demand .........      5,000      5,000
Individual #10, Interest Rate 15%, Due on Demand ........    160,000    160,000
Individual #11, Interest Rate 10%, Due on Demand ........    350,000    350,000
Individual #12, Interest Rate 12.5%, Due on Demand ......     20,000     20,000
Individual #13, Interest Rate 11%, Due on Demand ........     10,000     10,000
Individual #14, Interest Rate 11%, Due on Demand ........      5,000      5,000
Individual #15, Interest Rate 11%, Due on Demand ........      8,000      8,000
Individual #16, Interest Rate 11%, Due on Demand ........      5,000      5,000
Individual #17, Interest Rate 11%, Due on Demand ........      8,000      8,000
Individual #18, Interest Rate 11%, Due on Demand ........      5,000      5,000
Individual #19, Interest Rate 10%, Due on Demand ........    100,000    100,000
Individual #20, Interest Rate12%, Due on Demand .........    109,279    109,279
Individual #21, Due on Demand ...........................      5,000      5,000
Individual #22, Interest Rate 12%, Due on Demand ........    257,000    257,000
Individual #23, Due on Demand ...........................    150,000    150,000
Individual #24, Interest Rate 7%, Due on Demand .........    100,000    100,000

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued

                                  July 31, 1999


NOTE 5 - NOTES PAYABLE - continued

Individual #25, Interest Rate 12%, Due on Demand           104,286      104,286
Individual #26, Interest Rate 12%, Due on Demand           420,992      420,992
Individual #27, Interest Rate 15% Due on Demand             72,054       72,054
Individual #28, Interest Rate 9% Due on Demand .            20,000          -0-
Individual #29, Due on Demand ..................           132,750          -0-
Individual #30, Interest Rate 15%, Due on Demand            12,500          -0-
Individual #31, Due on Demand ..................            13,000          -0-
         Total .................................        $3,631,825   $3,453,574



Conversion Applicable to Individual #27:

At any time after the issue date and on or before the due date, or such earlier date as the principal amount due hereunder may be paid, the registered owner is entitled to convert all, but not less than all, of the unpaid principal amount of this note into fully-paid and non-assessable shares of common stock of Aden Enterprises, Inc., at the applicable conversion price, or at such conversion price as may be adjusted from time-to-time. The conversion price represents the principal amount of this note which may be converted into a share of common stock. The conversion price is equal to 70% of the fair market value of each share of common stock, subject to the following limitations:

1. If the note is converted within 90 days following the issue date, inclusive, the conversion price will be $1.00 per share.
2. If the note is converted at any time after the 90-day period, but on or before the first anniversary of the issue date, the conversion price shall not exceed $1.50 per share.
3.   The conversion price shall in no event be less that $0.70 per share.

NOTE 6 - LITIGATION

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

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued

                                  July 31, 1999


NOTE 6 - LITIGATION - Continued

The Company has been a defendant in legal proceedings at various times in the past and has outstanding balances as follows:


                                                                     July 31,    April 30,
                                                                         1999         1999
                                                                     --------    ---------


Judgment in the United States District Court of Nebraska,
   Douglas County, Doc. #97, No. 465, Invest L' Inc.,
   Plaintiff vs. Aden Enterprises, Inc., Et Al.,
   Petition filed September 23, 1997 ............................   $  437,924   $  437,924
Judgment in the United States District Court of Nebraska,
   Douglas County, Doc. #97, No. 465, Invest L' Inc.,
   Bridge Fund Plaintiff vs. Aden Enterprises, Inc., Et Al.,
   Petition Filed September 23, 1997 ............................      398,970      398,970
Judgment in the District Court of Nebraska,
   Douglas County, Doc. #964, No. 98, Fredrick W. Weidinger
   Plaintiff, vs. Aden Enterprises, Inc., Defendant,
   Petition Filed August 18, 1997 ...............................       88,600       88,600
Judgment in the District Court of Nebraska,
   Douglas County, Doc. #959 No. 864, Russell Barger
   Plaintiff vs. Aden Enterprises, Inc., Et. Al., Petition Filed
   April 2, 1997 ................................................      119,932      119,932
Judgment in the District Court of Nebraska,
   Douglas County, Doc. #956, No. 36, Matthew A. Gohd
   Plaintiff vs. Aden Enterprises, Inc., Et. Al., Petition Filed
   November 27, 1996 ............................................      200,000      200,000
Judgment in the District Court of Nebraska,
   Douglas County, Doc., 958, No. 177, Value Partners LTD.,
   Plaintiff vs., Aden Enterprises, Inc., Et. Al., Petition Filed
   February 12, 1997 ............................................      482,773      482,773
Judgment in the United States Eighteenth Judicial Circuit,
   County of Du Page State of Illinois, Doc., 0256,
   Primary Resources, Inc., Plaintiff vs. Aden Enterprises, Inc.,
   Et. Al., Filed March 8, 1996 .................................      178,740      178,740

         Total ..................................................   $1,906,939   $1,906,939


These amounts have been personally guaranteed by the Company's president.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued

                                  July 31, 1999




NOTE 7 - PAYROLL TAXES

Resulting from a failed acquisition in 1996 the Company has been identified as a responsible party by the Internal Revenue Service for unpaid payroll taxes of $311,020 and Liberty Court Travel has $124,176 in unpaid payroll taxes. Penalties and interest of $242,804 have been accrued on these taxes as of July 31, 1999. These amounts have been personally guaranteed by the Company's president.

NOTE 8 - UNISSUED COMMON STOCK

In 1997, the Company received $35,000 for payment of 100,000 shares of common stock and in 1999 $660,587 was received for payment of approximately 7,954,900 of shares of common stock. The Company has not directed its transfer agent to issue the shares and currently does not have sufficient authorized but unissued shares available to issue to the purchasers.

NOTE 9 - INTEREST PAYABLE

During the three months ended July 31, 1999 the Company paid $25,000 of the accrued interest on the notes payable presented in Note #5. Interest at the debt rate and penalty interest have been accrued and represents $2,726,510 at July 31, 1999 and $2,589,254 at April 30, 1999. These amounts have been personally guaranteed by the Company's president.

NOTE 10 - FORBEARANCE FEES PAYABLE

The notes payable, as disclosed in Note 5, have all been defaulted upon by the Company. The Company has made commitments to the note holders for additional amounts to be repaid for an extension of the payment of accrued interest and principal of the notes. These forbearance fees commitments are $1,264,662 at July 31, 1999 and $1,264,662 at April 30, 1999.

NOTE 11 - INCOME TAXES

The Company has adopted FASB 109 to account for income taxes; however the Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued

                                  July 31, 1999




NOTE 11 - INCOME TAXES - Continued

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal revenue Codes are met. These losses are as follows:

                    Year of Loss       Amount   Expiration Date
                    ------------       ------   ---------------
                            1991   $    1,062              2006
                            1992       57,653              2007
                            1993       37,074              2008
                            1994       21,520              2009
                            1995      221,340              2010
                            1996    5,528,703              2011
                            1997    2,736,925              2017
                            1998    3,087,763              2018
                            1999    3,805,580              2019
Three months ended July 31, 1999      954,622              2020

                                                Three Months          Year Ended
                                                       Ended           April 30,
                                                July 31,1999                1999
                                                ------------      --------------
Deferred Tax Asset Balance Beginning of Period   $       -0-            $   -0-
Net Operating Loss Carryforwards .............    16,492,242         15,537,620
  Tax Benefit at Current Rate ................   $ 5,607,362   $      5,282,791
  Valuation Allowance ........................   (5,607,362)       (  5,282,791)
      Net Deferred tax Asset .................   $       -0-   $            -0-

      Deferred Tax Liability .................   $       -0-   $            -0-

NOTE 12 - STOCKHOLDERS' EQUITY

Common Stock
         The total authorized stock of the Corporation is 100,000,000 shares of common stock with no par value. All stock when issued is deemed fully paid and non-assessable. No cumulative voting on any matter to which stockholders shall be entitled to vote shall be allowed for any purpose. Shareholders have no pre-emptive rights to acquire unissued shares of stock of the Corporation.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued

                                  July 31, 1999



NOTE 12 - STOCKHOLDERS' EQUITY - Continued

Common Shares Issued for Non-Cash Investing and Financing Activities

     The Company issued shares for non-cash investing and financing activities as follows:

     04-30-96 Issued 1,082,143 Shares for a Note Payable of $315,000

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

     04-30-99 Issued  2,580,000  Shares to a Consultant  for Services  Valued at
          $32,198

     04-30-99 Issued  4,000,000 Shares to Two Consultants for Services Valued at
          $80,000

     04-30-99  Issued  5,000,000  Shares to a  Consultant  for Web Page  Address
          Services Valued at $202,800, (subsequent to July 31, 1999, the Consultant returned the shares as part of a negotiated settlement of a dispute).

     07-31-99 Issued 3,600,000 Shares to Three Consultants for Services Valued at $66,713.

     07-31-99 Issued  3,000,000 Shares to a Consultant for Domain Name Valued at
          $12,168.

     07-31-99 Issued 840,000 Shares to Two Individuals for Forbearance Expense at $43,477.

     The price of the shares issued was computed as follows:

     The market quote price on the day of the transaction multiplied by a financial risk and liquidity risk discount of 50% prior to January 1, 1999 and 40% after January 1, 1999 and a lack of marketability risk discounts of 34%. The Company used an outside valuation service to obtain the two discounts described above.

Warrants

     The Company has issued warrants to purchase shares of its stock at various prices over a two-year period from the date of issue. The warrants have been valued at the difference between the stock price on the date of issue and the present value on a 5% discount for two years multiplied by the valuation study discount of 50% prior to January 1, 1999 and 40% after January 1, 1999 for financial risk and liquidity and 34% for lack of marketability. The resultant cost has been expensed to the operations in the year the warrants were issued, and paid-in-capital in the stockholders' equity section of the balance sheet has been correspondingly increased. Upon issue of the shares, the paid-in-capital will be relieved of the warrant cost and the value of the no par stock will be increased. If the warrants are not exercised they remain as paid in capital, and no reduction to warrant expense will be made.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued

                                  July 31, 1999




NOTE 12 - STOCKHOLDERS' EQUITY - Continued

Warrants - Continued

         Warrants Issued are as follows:
                          Warrants Expiration
      Fiscal Year Ended     Issued       Date       Expense
      04-30-96 .....     9,725,334   04-30-98   $   526,570
      04-30-97 .....     2,150,000   04-30-99         8,339
      04-30-99 .....    88,179,527   04-30-01       188,073
05-01-99 to 07-31-99     6,580,000   07-31-01        25,505
        Total ......   106,634,861              $   748,487

Subsequent Issued
          04-30-2000   120,380,441              $ 1,589,554

NOTE 13 - SEGMENT ACCOUNTING

Segment disclosure for the Company and its wholly-owned subsidiaries as of July 31, 1999 and the three months then ended are as follows:

                                   Aden             Liberty
                            Enterprises, Inc.    Court Travel     CheapFares.com
                            -----------------    ------------     --------------
Total Current Assets ........   $    358,757    $        -0-   $       3,524
Property & Equipment - Net ..         14,464          19,093           6,866
Other Assets ................        122,138             -0-         374,040
         Total Assets .......   $    495,359    $     19,093         384,430

Current Liabilities .........   $ 11,835,260    $    183,482             -0-

Total Revenues ..............   $        -0-    $     20,801         38,514
Operating Expenses ..........        792,706          45,387         175,844

         Loss from Operations   ($   792,706)   ($    24,586)   (    137,330)

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued

                                  July 31, 1999



NOTE 14 - LEASE OBLIGATION

At July 31, 1999, the Company was not obligated under any operating leases.

Subsequent to July 31, 1999 the Company leased three commercial office sites for terms in excess of one year which require lease payments as follows:

     Year End                         Amount
     --------                         ------

April 30, 2000                      $      81,300
April 30, 2001                            162,600
April 30, 2002                            117,300
April 30, 2003                             73,050
April 30, 2004                             75,225
Thereafter                                 38,175

     Total                          $     547,650

NOTE 15 - GOING CONCERN

The accompanying financial statements of Aden Enterprises, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern, as shown in the statements of operations. In addition the Company has no significant assets with which to conduct profitable operations and has an inordinately high amount of current debt. These items raise substantial doubt about the ability of the Company to continue as a going concern.

In the fiscal year ended April 30, 1999 the Company commenced new operations in the electronic commerce industry where it will sell, or facilitate the sale, of travel services through the Internet utilizing the Company's proprietary technology in a web site. The Company presently is working on an improved version of the web site systems.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued

                                  July 31, 1999




NOTE 15 - GOING CONCERN - Continued

The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its obligations, generate cash flows from operations for current operating costs and to raise capital to fund the planned ventures. From May 1, 1999 through the date of this report, the Company has received subscription proceeds in the amount of $8,405,121.

The Company's President has personally guaranteed the Company's current debt and accumulated interest.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 16 - ACQUISITION AND RESCISSION

On September 4, 1998, the Company issued an 8-K announcing the acquisition of a two-year marketing agreement with SelectSoft, LLC, an Arizona Limited Liability Corporation. The Company issued 10,000,000 shares of its common stock. On February 26, 1999 the Company issued an 8-K announcing the rescission of its agreement of SelectSoft, LLC and received its 10,000,000 shares back.

On January 13, 1999, the Company announced that is had entered into an agreement with Government Payment Services, Inc., and Synergy Media, Inc., to assume 100% ownership of Government Payment Services, Inc. Subsequently, the Company elected not to proceed with the transaction and no stock was issued. However, the Company has made advances to Government Payment Services, Inc. on behalf of Synergy Media, Inc.

On January 11, 1999, the Company announced that it has expanded the services it will market to consumers on the Internet to include long distance and local telephone service, electricity and gas services. These services will be offered in certain geographic regions through an agreement with Massachusetts based TelEnergy, Inc. At the date of this report, the Company has not actively pursued this agreement, although it is still in effect

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued

                                  July 31, 1999

NOTE 16 - ACQUISITION AND RESCISSION - Continued
On September 24, 1998, the Company announced that it had entered into a letter term sheet setting forth the terms and conditions whereby Luther & Company, or its Designee, would provide Alcohol Sensors International, Ltd., with principal offices located in Islandia, New York, prepaid royalties and other consideration set forth in such letter term sheet in exchange for an exclusive worldwide three-year license for the Company's product(s) and three year's warrants. An affiliate of the Company provided funds to ASI on behalf of the Company in the amount of $40,000. These funds are due and payable to the Company, but are deemed to be uncollectible as ASI has entered into Chapter 11 proceedings.

NOTE 17 - SUBSEQUENT EVENTS

Subsequent to July 31, 1999, the Company entered into a license agreement with MercExchange LLC (MercExchange) whereby the Company obtained a perpetual, exclusive right to use the MercExchange patent, pending patents and proprietary plans and strategies, (the MercExchange intellectual property), for the travel services industry subject to certain restrictive terms and conditions. In addition to the license agreement, Aden purchased a ten percent (10%) ownership interest in MercExchange, LLC and the Company acquired an option to purchase an additional five percent (5%). In October 1999, the Company entered into a revised agreement with MercExchange whereby it obtained a right to enforce the MercExchange intellectual property in the travel service industry and a right to non-exclusively license the MercExchange intellectual property to other business opportunities that the Company may pursue. Subject to the terms of the revised agreement and the issuance of certain warrants for the Company's stock, the MercExchange acquired a substantial financial and equity interest in Aden. At the present time, the Company does not have the financial resources necessary to perform its rights and obligations under the agreement or to perfect its ownership interest in the MercExchange, LLC.

The Company acquired the Internet domain name "Cheapfares.com" on June 24, 1999, in exchange for 3,000,000 shares of the Company's common stock. The Company formally agreed to register the 3,000,000 shares of stock but has not yet done so. At the present time, the Company is employing proprietary technology on the Cheapfares.com site.

During this same time period, the Company entered into an agreement to purchase several Internet domain names for the country of Tonga from a resident of Colorado, which included the domain name Cheapfares.to. Terms of this agreement called for an initial payment of $50,000 with a subsequent payment of $250,000 and the issuance of 5,000,000 shares of the Company's common stock and warrants to purchase an additional 5,000,000 shares of common stock. Owing to a dispute which arose between the seller and the Company, this transaction was not consummated and litigation ensued. The parties reached a settlement whereby the seller was paid an additional $50,000 on August 31, 1999, the warrants were canceled and the shares of common stock were returned to Aden in December, 1999.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued

                                  July 31, 1999

NOTE 17 - SUBSEQUENT EVENTS - Continued
The Company has entered into a letter of intent to acquire another traditional travel agency, Corporate Travel Consultants II, Inc., based in Miami, Florida. The letter of intent was accompanied by a payment of $50,000 and the issuance of 1,000,000 shares of the Company's common stock. In August, 1999 the Company issued an additional 1,400,000 shares of its own stock. Management anticipates that this acquisition will be completed during the fiscal year ending April 30, 2000, although there can be no assurance the Company will have the funds to fulfill the acquisition agreement.

The Company has formed a Nevada Corporation under the name Leftbid.com, Inc. At formation, Leftbid was a wholly-owned subsidiary. Leftbid is engaged in the establishment of websites which will sell artworks, antiques and related merchandise to buyers on the internet. As of the date of this report, Leftbid has conducted limited business operations. After issuance of shares of Leftbid's stock to MercExchange for its licenses, management and outside investors, Aden anticipates it will own 69.6% of Leftbid's issued and outstanding capital stock.

In April of 1999, the Company entered into an agreement to acquire all of the capital stock of Azumano Travel, Inc., ("Azumano"). The transactions contemplated in this agreement have not been consummated, and the Company is renegotiating the terms of this agreement. As of the date of this report, the parties have agreed, subject to execution of a definitive amendment to the agreement under which the Company will deliver to the selling shareholders a promissory note in the principal amount of $3,000,000 (secured by a pledge of Azumano capital stock acquired by the Company), payable in two installments of $1,000,000, due and payable 30 days following execution of the note, and the balance due and payable 90 days following execution of the note. In addition, the Company will issue and deliver to the selling shareholder 33,500,000 shares of the Company's capital stock, subject to the Company's articles of incorporation being amended to increase the number of authorized shares of common stock.

In October of 1999, the Company caused the formation of Navlet.com, Inc., ("Navlet") under the laws of the state of Delaware. Navlet is engaged in developing and licensing certain intellectual property rights and internet applications related to electronic commerce. The Company will hold a majority interest in Navlet's voting stock.

As of the date of this report, the Company has received subscription proceeds in the amount of approximately $8,405,121. See note #15. The Company anticipates further infusions of capital; however, as of the date of this report, all or substantially all of the Company's authorized capital stock has been issued. While the Company anticipates that, subject to shareholder approval, its articles of incorporation will be amended to increase the number of authorized shares, there can be no assurances that such an amendment will be completed. Furthermore, there can be no assurances that additional infusions of capital will be forthcoming, under commercially reasonable terms.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued

                                  July 31, 1999

NOTE 17 - SUBSEQUENT EVENTS - Continued

In order to issue shares of common stock with respect to certain commitments made to various third parties, the Company borrowed an additional 34,303,316 shares of its common stock from Mr. Luther and 13,366,188 shares of its common stock from Mr. Koch subsequent to July 31, 1999. Mr. Luther and Mr. Koch received no compensation in exchange for these transactions.


NOTE 18 - RELATED PARTY TRANSACTIONS

The Company has issued stock to officers, directors and others for various services as follows:

Michael S. Luther, an officer and director of the Company

     - 25,000,000 shares in consideration of his guaranteeing $4,000,000 of the Company's indebtedness and for the assumption and indemnification of the Company's liabilities arising from certain litigation claims. See Notes 6 and 7.

     - 2,000,000 shares in consideration of unspecified services to the Company.

Judith E. Sundberg, an officer and director of the Company

     -    1,714,286  shares in  consideration  of services  rendered.

Donald E.Rokusek, a director of the Company

     -    1,142,857 shares in consideration of services rendered.

Daniel A. Koch

     - 13,366,188 shares in consideration of his arranging a $100,000 loan to the Company, repaying such loan and paying $40,000 of additional expenses on behalf of Liberty Court.

The Company has paid commissions to Quaestus Ltd. for sale of the Company's stock. Anders Ulegard, who is a significant stockholder of the Company, is a principle in Quaestus, Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this report, the risks discussed in the "Forward-Looking and Cautionary Statements"
section included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on January 26, 2000 (the "1999 Report"), and the risks discussed in the Company's other filings with the SEC. These risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

(a)  Overview

     During the fiscal year ended April 30, 1999, the Company did not engage in any significant operations. The Company's management has decided to engage in the electronic commerce area, primarily as it relates to the sale or facilitation of the sale of travel services. For accounting purposes, the Company is a development stage enterprise. As such the Company's planned principal operations have not commenced or, having commenced, have not generated significant revenue. Therefore, the reported financial information is not necessarily indicative of the Company's future operating results or of its future financial condition. There are substantial doubts as to whether the Company is a going concern (i.e., that the Company will remain in operation long enough to carry out all of its current plans). See Note 15 to "Financial Statements."

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

(b)  Three  Months  Ended July 31, 1999  Compared to Three Months Ended July 31,
     1998

     Net Revenues (Losses). Our net losses for the fiscal quarter ended July 31, 1999, decreased 19.44% to $954,622 from $1,185,000 for the quarter ended July 31, 1998. Because the Company was conducting no material operations during fiscal 1999, the increase in revenues were due to increases in commissions and related revenues. This decrease was primarily attributable to increases in the number of airline-related transactions and to a decrease in operating expenses.

     Cost of Revenues. The cost of revenues (which was $0) remained unchanged during the periods indicated.

     Operating Expenses. Operating expenses for the first quarter fiscal 2000 decreased 16.28% from $1,210,407 in the quarter ended July 31, 1998 to $1,013,337. This increase was primarily attributable to a decrease in consultant fees.

     Income Taxes. The Company files consolidated returns for federal income tax purposes with its subsidiaries. In certain states it may file unitary or combined tax returns with its subsidiaries. The Company will realize certain tax benefits stemming from its net operating losses to date.

(c)      Liquidity and Capital Resources

     Historically,   the  Company   financed  its  activities   through  private
placements of its securities or borrowing from individuals or private organizations. The Company had negative working capital and had an accumulated deficit of $11,119,860 at July 31, 1999. This includes $3,631,825 for notes payable, $1,906,939 for outstanding judgments and $678,000 for collected, but unpaid, employment taxes. See "Legal Proceedings" and Notes 5 and 6 to "Financial Statements".

     The Company anticipates that its liquidity needs over the next twelve months will be met with proceeds generated from private offerings of its securities or those of its subsidiaries. There can be no assurances that the proceeds of such offerings will be adequate to meet the Company's needs. The Company does not have a credit facility and is not currently negotiating with any party to obtain a credit facility.

     The Company has had no net cash available for operations. At July 31, 1999, the Company had no material commitments for capital expenditures, but the Company expects a substantial increase in capital expenditures for the remainder of fiscal 2000. The Company also expects a substantial increase in merger and acquisition related costs for fiscal 2000.

(d)      Year 2000 Compliance

     The Company and its subsidiaries have not experienced any material problems with network infrastructure, software, hardware and computer systems relating to the inability to recognize appropriate dates related to the Year 2000. The Company and it subsidiaries do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any Year 2000 issues.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Registrant hereby incorporates by this reference the information set forth in Part I, Item 3 of the 1999 Report .

Item 2. Changes in Securities and Use of Proceeds

     During the fiscal quarter ended July 31, 1999, the Company issued shares of its Common Stock which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), which are described as follows:

     On June 3, 1999, the registrant issued in the aggregate 2,995,002 shares of its Common Stock to Quaestus Ltd. and its affiliates. These shares were paid for in cash at a purchase price of $0.11419 per share.

     On June 16, 1999, the registrant issued 700,000 shares of its Common Stock to Swedbank for a purchase price of $0.11419 per share payable in cash.

     On June 24, 1999, the registrant issued in the aggregate 1,340,000 shares of its Common Stock to certain of its creditors in consideration for forbearance in the collection of the registrant's indebtedness. These shares had a fair market value ranging from $0.03488 to $0.07306 per share.

     On June 24, 1999, the registrant issued 3,000,000 shares of its Common Stock to Alton Flanders in consideration of the conveyance of the Internet domain name "Cheapfares.com". These shares had a fair market value of $0.00567 per share.

     On July 29, 1999, the registrant issued in the aggregate 1,000,000 shares of its Common Stock to John Citron in consideration for services. These shares had a fair market value of $0.02 per share.

     On July 29, 1999, the registrant issued 2,100,000 shares of its Common Stock to Ashcombe Investments Ltd. for services rendered. These shares had a fair market value of $0.00493 per share.

     The issuance of securities described above in this Item 2 were deemed exempt from registration under the Securities Act in reliance on Section 4 (2) of the Securities Act as transactions by an issuer not involving any public offering. Such securities are subject to the restrictions of Rule 144 under the Securities Act.

     The foregoing securities were valued in accordance with the method described at Part II, Item 5 of the 1999 Report, which is hereby incorporated by this reference. All such valuations were made as of the date the underlying transaction was agreed to and not as of the date stock certificates were issued.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to the registrant's security holders for a vote or otherwise during the fiscal quarter ended July 31, 1999.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits

     27.1  Financial Data Schedule

(B)  Reports on Form 8-K

     The registrant filed with the Commission no reports under Form 8-K during the fiscal quarter ended July 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ADEN ENTERPRISES, INC.



                                        BY: /s/  Michael S. Luther
                                            --------------------------
                                        MICHAEL S. LUTHER
                                        Chairman and Chief Executive Officer
                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)

Date: March 29, 2000