Form 10-Q
period 1999-10-31
ADEN ENTERPRISES INC
filed 2000-04-07
CIK 798538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarter ended October 31, 1999

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
                    Class                           Number of shares outstanding

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                       October 31, 1999 and April 30, 1999





                                     Assets

                                               Unaudited
                                         October       April
                                         31, 1999    30, 1999
                                         --------    --------
Current Assets
     Cash in Bank ................   $   50,208  $       -0-
     Accounts Receivable Officer .          -0-        5,756
     Other Receivables ...........    1,117,601      296,700
                                      ---------      -------

         Total Current Assets ....    1,167,809      302,456

Property & Equipment
     Furniture & Fixtures - Cost .       86,962       34,395
     Less Accumulated Depreciation   (   20,211)  (   13,181)
                                      ---------      -------

         Net Property & Equipment        66,751       21,214

Other Assets
     Goodwill - Net ..............      244,773       55,217
     Non-Compete Agreement - Net .       80,207          -0-
     Website Development - Net ...      161,218          -0-
     Investments .................      608,386          -0-
     Domain Name .................       27,168          -0-
                                      ---------      -------

         Total Other Assets ......    1,121,752       55,217
                                      ---------      -------

         Total Assets ............   $2,356,312   $  378,887
                                     ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                     Consolidated Balance Sheets - Continued
                       October 31, 1999 and April 30, 1999





                       Liabilities & Stockholders' Equity

                                                            Unaudited
                                                             October         April
                                                            31, 1999       30, 1999
                                                            --------       --------

Current Liabilities
     Cash in Bank Overdraft ..........................  $        -0-   $    17,360
     Accounts Payable - Trade ........................       849,147       469,652
     Accounts Payable - Employees ....................        99,069       137,834
     Payroll Taxes Payable ...........................       678,000       628,409
     Accrued Payables - Services .....................       154,530           -0-
     State Franchise Taxes Payable ...................           -0-         5,729
     Accrued Interest Payable ........................     2,730,339     2,589,254
     Accrued Forbearance Fees Payable ................     1,264,662     1,264,662
     Notes Payable ...................................     3,689,567     3,453,574
     Judgments Payable ...............................     1,863,311     1,906,939
     Unissued Common Stock ...........................       265,343       518,000
     Officer Payable .................................       574,433           -0-
     Accrued Payroll .................................        90,966           -0-
                                                         -----------    ----------

              Total Current Liabilities ..............    12,259,367    11,098,213

Stockholders' Equity
     Common Stock, 100,000,000 Shares at No
         Par Value Authorized;
         100,000,000 Shares and 97,000,000 Shares
         Issued at No Par Value, Respectively ........     8,564,701     4,055,293
     Paid In Capital .................................     2,176,300       723,002
     Deficit Accumulated in the Development Stage ....  ( 20,644,056) ( 15,497,621)
                                                        ------------  ------------

              Total Stockholders' Equity .............  (  9,903,055) ( 10,719,326)
                                                        ------------  ------------

              Total Liabilities & Stockholders' Equity   $ 2,356,312   $   378,887
                                                         ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
            Consolidated Statements of Operations Accumulated for the
               Period May 22, 1986 (Inception) to October 31, 1999
       And the Three and Six-Month Periods Ended October 31, 1999 and 1998






                                                         Unaudited      Unaudited      Unaudited       Unaudited
                                                        Three Months    Six Months    Three Months     Six Months
                                                         Ended Oct.     Ended Oct.     Ended Oct.      Ended Oct.
                                     Accumulated         31, 1999       31, 1999        31, 1998       31, 1998
                                     -----------         --------       --------        --------       --------

Revenues
     Travel Commissions ........   $    160,178    $      2,723    $     62,038    $     59,315    $     48,727
     Other Income ..............        157,979          75,487          75,487             -0-             -0-
                                        -------          ------          ------          ------          ------
              Total Revenues ...        318,157          78,210         137,525          59,315          48,727

Operating Expenses
     Amortization & Depreciation         94,182          30,530          54,503           4,281           8,562
     Warrants Issued Expense ...      2,186,663       1,438,156       1,463,661             -0-             -0-
     Consultant Fees ...........      3,974,870         429,841         486,651          72,198         907,913
     Interest ..................      3,322,311         268,207         439,917         166,381         332,762
     Wages .....................        599,035         287,173         407,954          14,537          21,134
     Professional Fees .........      1,128,891         210,149         492,103             -0-            -0-
     Payroll Taxes & Penalties .        556,964           2,036           6,504          12,616          25,232
     Forbearance ...............      1,937,653       1,154,110       1,197,587          21,000          42,000
     Administrative &
     General Expense ...........      1,211,426         348,811         515,245          77,067         154,134
     Settlement Costs ..........      2,295,071             -0-             -0-          86,750         173,500
     Investment Losses .........      4,037,696             -0-          62,133             -0-             -0-
     Tickets/Tours .............        157,702         101,010         157,703             -0-             -0-
                                     ----------       ---------       ---------         -------       ---------
        Total Operating Expenses     21,502,454       4,270,024       5,283,961         454,830       1,665,237
                                     ----------       ---------       ---------         -------       ---------

        Loss from Operations ...    (21,184,307)    ( 4,191,814)    ( 5,146,436)   (    430,990)    ( 1,616,510)

Other Income
     Interest Income ...........        152,251             -0-             -0-             -0-             -0-
     Litigation Settlement .....        388,000             -0-             -0-             -0-             -0-
                                     ----------       ---------       ---------         -------       ---------

        Total Other Income .....        540,251             -0-             -0-             -0-             -0-
                                     ----------       ---------       ---------         -------       ---------

        Net Loss ...............   ($20,644,056)   ($ 4,191,814)   ($ 5,146,436)   ($   430,990)   ($ 1,616,510)
                                   ============    ============    ============    ============    ============

        (Loss) Per Share .......                   ($      0.04)   ($      0.05)   ($      0.01)   ($      0.03)
                                                   ============    ============    ============    ============

        Weighted Average
         Shares Outstanding ....                     99,704,425      98,465,310      74,646,212      63,380,906
                                                   ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
           For the Period May 22, 1986 (Inception) to October 31, 1999



                                     Common Stock              Paid In    Accumulated
                               Shares           Amount         Capital    Deficit
                               ------           ------         -------    -------

Beginning Balance,
May 22, 1986 ..............       -0-         $   -0-     $       -0-    $    -0-

Common Stock Issued for
Cash May 22, 1986 .........   100,000          12,500

Cash Contributed by
Public Investors ..........                    14,322

Net Loss for Year Ended
April 30, 1987 ............                                               (   532)
                            ------------------------------------------------------

Balance, April 30, 1987 ...   100,000          26,822             -0-     (   532)

Net Loss for Year Ended
April 30, 1988 ............                                               (20,472)
                            ------------------------------------------------------

Balance, April 30, 1988 ...   100,000          26,822             -0-     (21,004)

Cash Contributed by Officer       -0-          10,691

Common Stock Issued for
Cash February 28, 1989 ....   240,600          71,428

Net Loss for Year Ended
April 30, 1989 ............                                               (89,362)
                            ------------------------------------------------------

Balance, April 30, 1989 ...   340,600         108,941             -0-    (110,366)

Net Income for Year
Ended April 30, 1990 ......                                               194,573
                            ------------------------------------------------------

Balance, April 30, 1990 ...   340,600         108,941             -0-      84,207

Net Loss for Year Ended
April 30, 1991 ............                                               (85,269)
                            ------------------------------------------------------

Balance, April 30, 1991 ...   340,600         108,941             -0-     ( 1,062)


   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity - Continued
           For the Period May 22, 1986 (Inception) to October 31, 1999



                                     Common Stock              Paid In    Accumulated
                               Shares           Amount         Capital    Deficit
                               ------           ------         -------    -------



Dividend of No Par Shares     340,600

Net Loss for Year Ended
April 30, 1992 ...........                                                 ( 57,653)
                            --------------------------------------------------------

Balance, April 30, 1992 ..    681,200     108,941                 -0-      ( 58,715)

Reverse Split of Shares
Outstanding One for Two ..   (340,600)

Net Loss for Year Ended
April 30, 1993 ...........                                                 ( 37,074)
                            --------------------------------------------------------

Balance, April 30, 1993 ..    340,600     108,941                 -0-      ( 95,789)

Net Loss for Year Ended
April 30, 1994 ...........                                                 ( 21,520)
                            --------------------------------------------------------

Balance, April 30, 1994 ..    340,600     108,941                 -0-      (117,309)

Capital Contributed by
Stockholder ..............                 17,917

Capital Contributed by
Default of Public Investor                    128

Warrants Issued ..........                                    123,095

Net Loss for Year Ended
April 30, 1995 ...........                                                 (221,340)
                            --------------------------------------------------------

Balance, April 30, 1995 ..    340,600     126,986             123,095      (338,649)

Shares Issued for Cash at
$0.333 Per Share .........    600,000     200,000



   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity - Continued
           For the Period May 22, 1986 (Inception) to October 31, 1999





                                     Common Stock              Paid In    Accumulated
                               Shares           Amount         Capital    Deficit
                               ------           ------         -------    -------
Shares Issued for Note
Receivable $0.291 Per Share   1,082,143     315,000

Shares Issued for Cash at
$0.486 Per Share ..........     300,000     146,000

Shares Issued for Cash
at $0.50 Per Share ........   1,100,000     550,000

Shares Issued for Services
at $0.35 Per Share ........     100,000      35,000

Shares Issued for Services
at $0.162 Per Share .......     460,845      75,000

Shares Issued for Debt
Reduction .................     197,505      32,140

Shares Issued for Cash
$0.001 Per Share ..........   3,900,889      39,008

Shares Returned to
Company for
Contribution at $0.01
Per Share .................  (   90,000)   (    900)

Shares Issued for Services
at $0.01 Per Share ........   1,110,000      11,100

Warrants Issued ...........                             403,495

Net Loss for Year Ended
April 30, 1996 ............                                              (5,528,702)
                            --------------------------------------------------------

Balance, April 30, 1996 ...   9,101,982   1,529,334     526,590          (5,867,352)

Shares Issued for Cash at
$0.01 Per Share ...........     658,333       6,583

   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity - Continued
           For the Period May 22, 1986 (Inception) to October 31, 1999





                                     Common Stock              Paid In    Accumulated
                               Shares           Amount         Capital    Deficit
                               ------           ------         -------    -------

Shares Issued for Services
at $0.01 Per Share .......      116,667        1,167

Shares Issued for Cash at
$0.05 Per Share ..........    5,000,000      250,000

Shares Issued for
Forbearance at $0.04
Per Share ................      290,000       11,600

Shares Issued for
Forbearance at $0.04
Per Share ................    2,622,087      104,883

Cost of Warrants Issued ..                                      8,339

Net Loss for Year Ended
April 30, 1997 ...........                                               (2,736,925)
                            --------------------------------------------------------

Balance, April 30, 1997 ..   17,789,069    1,903,567          534,929    (8,604,277)

Shares Issued for Services
at $0.032 Per Share ......   15,000,000      480,000

Net Loss for Year Ended
April 30, 1998 ...........                                               (3,087,763)
                            --------------------------------------------------------

Balance, April 30, 1998 ..   32,789,069    2,383,567          534,929   (11,692,040)

Shares Issued to Acquire
Liberty Court Travel .....   10,000,000      300,000

Shares Issued for Services
at $.03000 Per Share .....   27,857,143    1,135,715

Shares Issued for Services
at $0.01248 Per Share ....    2,580,000       32,198


   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity - Continued
           For the Period May 22, 1986 (Inception) to October 31, 1999





                                     Common Stock              Paid In    Accumulated
                               Shares           Amount         Capital    Deficit
                               ------           ------         -------    -------

Shares Issued for Services
at $0.02 Per Share ..........    4,000,000       80,000

Shares Issued for Services
at $0.014960 Per Share ......   14,773,788      221,016

Shares Issued for Stock at
$0.04056 Per Share ..........    5,000,000      202,800

Cost of Warrants Issued .....                                188,073

Net Loss for Year Ended
April 30, 1999 ..............                                            (3,805,580)
                              ------------------------------------------------------

Balance, April 30, 1999 .....   97,000,000    4,055,296      723,002    (15,497,621)

Cost of Warrants Issued .....                                 25,505

Shares Issued for Cash at
$0.11419 Per Share ..........    3,695,000      424,274

Shares Issued for Services at
$0.07306 Per Share ..........      500,000       36,530

Shares Issued for Services at
$0.02 Per Share .............    1,000,000       20,000

Shares Issued for Domain Name
at $0.00567 Per Share .......    3,000,000       12,168

Shares Issued for Forbearance
at $0.06992 Per Share .......      390,000       27,269

Shares Issued for Forbearance
at $0.04 Per Share ..........      100,000        4,000

Shares Issued for Forbearance
at $0.03488 Per Share .......      350,000       12,208


   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity - Continued
           For the Period May 22, 1986 (Inception) to October 31, 1999





                                       Common Stock              Paid In    Accumulated
                                 Shares           Amount         Capital    Deficit
                                 ------           ------         -------    -------

Shares Issued for Services
at $0.00493 Per Share ........    2,100,000       10,363   (   10,363)

Shares Returned to Company
by the Company's President ...  (11,135,000)

Shares Returned to Company
by Various Individuals at
$0.01 Per Share ..............  (   786,726)  (    7,867)

Net Loss for Quarter Ended
July 31, 1999 - Unaudited ....                                          (   954,622)
                              ------------------------------------------------------

Balance July 31, 1999 ........   96,213,274    4,594,238      738,144   (16,452,242)

Shares Issued for Government
Payment Services, Inc. .......
Acquisition at $.468 Per Share    1,500,000      170,430

Shares Issued for Corporate
Travel Consultants, Inc. .....
Acquisition at $.468 Per Share    1,400,000      170,352

Shares Issued for Services
at $.125 Per Share ...........    2,500,000       50,000

Shares Issued for Cash
at $.142857 Per Share ........      230,000       32,858

Shares Return to Company
By the Company's President ...  (16,803,314)

Shares Issued for Cash
At $.190477 Per Share ........      300,000       57,143

Shares Issued for Cash
At $.16 Per Share ............   16,489,380    2,638,301



   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity - Continued
           For the Period May 22, 1986 (Inception) to October 31, 1999





                                       Common Stock              Paid In    Accumulated
                                 Shares           Amount         Capital    Deficit
                                 ------           ------         -------    -------

Shares Issued for Cash
At $.114292 Per Share ......      1,924,900        220,000

Shares Issued for Services
At $.06 Per Share ..........      6,111,112        346,379

Shares Issued for Cash
At $.08 Per Share ..........      3,333,336        240,000

Shares Issued for Cash
At $.35 Per Share ..........        100,000         35,000

Shares Issued for Cash
At $.11419 Per Share .......         17,500          1,998

Shares Returned to Company
By Investor ................  (  13,366,188)

Cost of Warrants Issued ....                                    1,438,156

Net Loss for Quarter Ended
October 31, 1999 - Unaudited                                                (  4,191,814)
                                ---------------------------------------------------------

Balance October 31, 1999 ...    100,000,000   $  8,564,701   $  2,176,300   ($20,644,056)
                                =========================================================


   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
     Accumulated for the Period May 22, 1986 (Inception) to October 31, 1999
          And for the Six-Month Periods Ended October 31, 1999 and 1998


                                                                          Unaudited-Six   Unaudited-Six
                                                                           Months Ended    Months Ended
Cash Flows from Operating Activities                       Accumulated    Oct. 31, 1999   Oct. 31, 1998
------------------------------------                       -----------    -------------   -------------

   Net Loss ...........................................   ($20,644,056)   ($ 5,146,436)   ($ 1,616,510)
   Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating Activities:
       Amortization & Depreciation ....................         94,182          54,503           8,562
       Other Non-Cash Expenses ........................      3,806,830       1,051,044       1,253,132
       Warrants Issued ................................      2,186,663       1,463,661             -0-
   Changes in Operating Assets & Liabilities:
     (Increase) Decrease in Accounts Receivable .......   (  1,111,845)   (    815,145)   (      1,288)
     Increase (Decrease) in Accounts Payable Trade ....        849,143         379,491             791
     Increase (Decrease) in Accounts Payable Employees          99,069    (    38,765)             -0-
     Increase (Decrease) in Payroll Taxes Payable .....        678,000          49,591          25,232
     Increase (Decrease) in Accrued Interest ..........      2,730,339         141,085         332,762
     Increase (Decrease) in Accrued Forbearance .......      1,264,662             -0-          42,000
     Increase (Decrease) in Unissued Common Stock .....        265,334    (    252,657)            -0-
     Increase (Decrease) in Franchise Taxes Payable ...            -0-    (      5,729)            -0-
     Increase (Decrease) in Accred Payable Services ...         48,000          48,000             -0-
     Increase (Decrease) in Accrued Payroll ...........         90,966          90,966             -0-
     Increase (Decrease) in Judgements Payable ........      1,863,311    (     43,628)            -0-
                                                             ---------       ---------          ------
       Net Cash (Used) Provided by Operating Activities   (  7,779,402)   (  3,063,717)         44,681

Cash Flows from Investing Activities
   Organization Costs .................................   (        160)            -0-             -0-
   Cash Portion of Acquisition of Rose Lancaster ......   (     55,837)   (     55,837)            -0-
   Purchase of Equipment ..............................   (     86,802)   (     52,567)            -0-
   Purchase of Website Development ....................   (    161,218)   (    161,218)            -0-
   Purchase of Domain Name ............................   (     27,168)   (     27,168)            -0-
   Investments ........................................   (    267,604)   (    267,604)            -0-
                                                             ---------       ---------          ------
       Net Cash (Used) by Investing Activities ........   (    598,789)   (    564,394)            -0-

Cash Flows from Financing Activities
   Increase (Decrease) in Cash in Bank Overdraft ......            -0-    (     17,630)            -0-
   Sale of Common Stock ...............................      4,310,149       2,991,575             -0-
   Increase (Decrease) in Officer Payable .............        574,433         574,433
   Increase (Decrease) in Notes Payable ...............      3,543,817          90,243             -0-
       Net Cash Provided by Financing Activities ......      8,428,399       3,638,621             -0-
                                                             ---------       ---------          ------

       Increase (Decrease) in Cash & Cash Equivalents .         50,208          50,208          44,681
       Cash & Cash Equivalents Beginning of Period ....            -0-             -0-             -0-
                                                             ---------       ---------          ------
       Cash & Cash Equivalents End of Period ..........   $     50,208    $     50,208    $     44,681
                                                          ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows - Continued
     Accumulated for the Period May 22, 1986 (Inception) to October 31, 1999
          And for the Six-Month Periods Ended October 31, 1999 and 1998


                                                                      Unaudited-Six        Unaudited-Six
                                                                       Months Ended         Months Ended
Disclosures for Operating Activities              Accumulated         Oct. 31, 1999        Oct. 31, 1998
------------------------------------              -----------         -------------        -------------

Cash Paid for:
    Interest .                                    $3,919,455             $1,002,607          $  166,381
    Taxes ....                                    $    5,729             $    5,729          $      -0-



   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                                October 31, 1999



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

                                October 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Amortization - The cost of the agreement not to compete is being amortized over the term of the agreement. Goodwill and website costs are being amortized over ten years and three years, respectively.

Earnings per Share - Primary earnings per share amounts are based on the weighted average number of shares outstanding at the date of the financial statements. Fully diluted earnings per share shall be shown on stock options, warrants and other convertible issues that may be exercised within ten years of the financial statement date. When fully diluted earnings per share are antidilutive, they are not presented.

Forbearance Amounts - The Company has certain financial obligations which are currently in default. During the course of its business activities, the Company negotiated forbearance agreements with certain creditors. For financial statement purposes, the forbearance amounts are stated at 10-20% of the indebtedness.

NOTE 3 - PROPERTY, EQUIPMENT AND DEPRECIATION

Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation. At October 31, 1999 and April 30 1999, the Company had property and equipment as follows:


                             Cost            Cost                Accumulated    Depreciation         Expense         Accumulated
                          October 31,      April 30,            Depreciation      April 30,       October 31,        Depreciation
Assets                       1999            1999     Life    October 31, 1999         1999             1999        April 30, 1999
------                       ----            ----     ----    ----------------         ----             ----        --------------

Computer Equipment       $   39,694   $   20,318      3-5     $      12,656     $    10,366      $      1,295         $     10,366
Furniture & Fixtures         47,268       14,077        2             7,555           2,815             2,544                2,815
                             ------       ------      ---             -----           -----             -----                -----
         Total           $   86,962   $   34,395              $      20,211     $    13,181      $      3,839         $     13,181
                         ==========   ==========              =============     ===========      ============         ============



NOTE 4 - CONSOLIDATION

The Company issued 10,000,000 shares of its common stock to its President to acquire Liberty Court Travel. During the year ended April 30, 1999, Liberty Court Travel operated as a wholly-owned subsidiary of Aden Enterprises, Inc. Subsequent to April 30, 1999, Liberty Court Travel operations were incorporated into the Company's internet travel business. It had limited operations during the the six months ended October 31, 1999. The discounted value of the stock exchanged exceeded the net book value of the assets of Liberty Court Travel by $59,161. This amount has been recorded as goodwill and is being amortized over a period of ten years.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                                October 31, 1999

NOTE 4 - CONSOLIDATION - Continued

Effective May 1, 1999 the Company acquired the assets of Rose Lancaster Tours for $300,000, and its assets, liabilities, revenues and expenses are included in the consolidated financial statements of Aden Enterprises, Inc. as of October 31, 1999 and the six months then ended. The purchase price exceeded the net book value of the assets of Rose Lancaster Tours and the value of the non-compete agreement by $200,000. This amount has been recorded as goodwill and is being amortized over 10 years.

NOTE 5 - NOTES PAYABLE

The Company has notes payable to thirty-five individual lenders (a commercial bank and twenty-seven individuals on April 30, 1999) as follows:

                                                          October 31,  April 30,
                                                                1999       1999
                                                                ----       ----

Commercial Bank, Due August 21, 1995, Interest Rate 10.5% $      -0-   $165,732
Individual #1, Interest Rate 15%, Due August 12, 1996 ...    300,000    300,000
Individual #2, Interest Rate 15%, Due October 31, 1996 ..    395,101    395,101
Individual #3, Interest Rate 15%, Due January 15, 1996 ..    145,000    145,000
Individual #4, Interest Rate 22%, Due April 15, 1997 ....    345,000    345,000
Individual #5, Interest Rate 11%, Due on Demand .........     37,500     37,500
Individual #6, Interest Rate 12%, Due on Demand .........     81,330     81,330
Individual #7, Interest Rate 12.5%, Due on Demand .......     82,200     82,200
Individual #8, Interest Rate 12%, Due on Demand .........      7,100      7,100
Individual #9, Interest Rate 15%, Due on Demand .........      5,000      5,000
Individual #10, Interest Rate 15%, Due on Demand ........    160,000    160,000
Individual #11, Interest Rate 10%, Due on Demand ........    350,000    350,000
Individual #12, Interest Rate 12.5%, Due on Demand ......      8,002     20,000
Individual #13, Interest Rate 11%, Due on Demand ........     10,000     10,000
Individual #14, Interest Rate 11%, Due on Demand ........      5,000      5,000
Individual #15, Interest Rate 11%, Due on Demand ........      8,000      8,000
Individual #16, Interest Rate 11%, Due on Demand ........      5,000      5,000
Individual #17, Interest Rate 11%, Due on Demand ........      8,000      8,000
Individual #18, Interest Rate 11%, Due on Demand ........      5,000      5,000
Individual #19, Interest Rate 10%, Due on Demand ........     69,238    100,000
Individual #20, Interest Rate12%, Due on Demand .........    109,279    109,279
Individual #21, Due on Demand ...........................        -0-      5,000
Individual #22, Interest Rate 12%, Due on Demand ........    257,000    257,000
Individual #23, Due on Demand ...........................    150,000    150,000

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                                October 31, 1999

NOTE 5 - NOTES PAYABLE - Continued

Individual #24, Interest Rate 7%, Due on Demand       100,000           100,000
Individual #25, Interest Rate 12%, Due on Demand          -0-           104,286
Individual #26, Interest Rate 12%, Due on Demand      420,992           420,992
Individual #27, Interest Rate 15% Due on Demand        67,054            72,054
Individual #28, Interest Rate 9% Due on Demand .       20,000               -0-
Individual #29, Due on Demand ..................       68,271               -0-
Individual #30, Interest Rate 15%, Due on Demand       12,500               -0-
Individual #31, Due on Demand ..................        8,000               -0-
Individual #32, Due on Demand ..................       50,000               -0-
Individual #33, Due on Demand ..................       50,000               -0-
Individual #34, Due on Demand ..................      100,000               -0-
Individual #35, Due on Demand ..................       50,000               -0-
Individual #36, Due on Demand ..................      100,000               -0-
Individual #37, Due on Demand ..................      100,000               -0-
                                                    ---------         ---------
         Total .................................   $3,689,567      $  3,453,574
                                                   ==========      ============



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

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                                October 31, 1999

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

The Company has been a defendant in legal proceedings at various times in the past and has outstanding balances as follows:


                                                                 October 31,  April 30,
                                                                      1999       1999
                                                                      ----       ----

Judgment in the United States District Court of Nebraska,
   Douglas County, Doc. #97, No. 465, Invest L' Inc.,
   Plaintiff vs. Aden Enterprises, Inc., Et Al.,
   Petition filed September 23, 1997 ...........................   $437,924   $437,924
Judgment in the United States District Court of Nebraska,
   Douglas County, Doc. #97, No. 465, Invest L' Inc.,
   Bridge Fund Plaintiff vs. Aden Enterprises, Inc., Et Al.,
   Petition Filed September 23, 1997 ...........................    398,970    398,970
Judgment in the District Court of Nebraska,
   Douglas County, Doc. #964, No. 98, Fredrick W. Weidinger
   Plaintiff, vs. Aden Enterprises, Inc., Defendant,
   Petition Filed August 18, 1997 ..............................     88,600     88,600
Judgment in the District Court of Nebraska,
   Douglas County, Doc. #959 No. 864, Russell Barger
   Plaintiff vs. Aden Enterprises, Inc., Et. Al., Petition Filed
   April 2, 1997 ...............................................     76,304    119,932
Judgment in the District Court of Nebraska,
   Douglas County, Doc. #956, No. 36, Matthew A. Gohd
   Plaintiff vs. Aden Enterprises, Inc., Et. Al., Petition Filed
   November 27, 1996 ...........................................    200,000    200,000

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                                October 31, 1999


NOTE 6 - LITIGATION - Continued

                                                                     April 30,   October 31,
                                                                         1999         1999
                                                                         ----         ----

Judgment in the District Court of Nebraska,
   Douglas County, Doc., 958, No. 177, Value Partners LTD.,
   Plaintiff vs., Aden Enterprises, Inc., Et. Al., Petition Filed
   February 12, 1997 ............................................      482,773      482,773
Judgment in the United States Eighteenth Judicial Circuit,
   County of Du Page State of Illinois, Doc., 0256,
   Primary Resources, Inc., Plaintiff vs. Aden Enterprises, Inc.,
   Et. Al., Filed March 8, 1996 .................................      178,740      178,740
                                                                      --------    ---------
         Total ..................................................   $1,863,311   $1,906,939
                                                                    ==========   ==========


These amounts have been personally guaranteed by the Company's president.

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

NOTE 8 - UNISSUED COMMON STOCK

In 1997, the Company received $35,000 for payment of 100,000 shares of common stock and in 1999 $660,587 was received for payment of approximately 7,954,900 of shares of common stock. The Company has directed its transfer agent to issue the shares.

NOTE 9 - INTEREST PAYABLE

During the three months ended October 31, 1999 the Company paid $25,000 of the accrued interest on the notes payable presented in Note #5. Interest at the debt rate and penalty interest have been accrued and represents $2,730,339 at October 31, 1999 and $2,589,254 at April 30, 1999. These amounts have been personally guaranteed by the Company's president.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                                October 31, 1999


NOTE 10 - FORBEARANCE FEES PAYABLE

The notes payable, as disclosed in Note 5, have all been defaulted upon by the Company. The Company has made commitments to the note holders for additional amounts to be repaid for an extension of the payment of accrued interest and principal of the notes. These forbearance fees commitments are $1,264,662 at October 31, 1999 and $1,264,662 at April 30, 1999.

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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal revenue Codes are met. These losses are as follows:

                     Year of Loss       Amount   Expiration Date
                     ------------       ------   ---------------
                             1991   $    1,062              2006
                             1992       57,653              2007
                             1993       37,074              2008
                             1994       21,520              2009
                             1995      221,340              2010
                             1996    5,528,703              2011
                             1997    2,736,925              2017
                             1998    3,087,763              2018
                             1999    3,805,580              2019
Six months ended October 31, 1999    5,146,436              2020

                                                  Six Months               Year Ended
                                                     Ended                  April 30,
                                                  Oct. 31,1999                1999
                                                  ------------                ----

Deferred Tax Asset Balance Beginning of Period   $       -0-            $          -0-
Net Operating Loss Carryforwards                  20,644,056                15,537,620
                                                  ==========                ==========
  Tax Benefit at Current Rate                    $ 7,018,979            $    5,282,791
  Valuation Allowance                            ( 7,018,979)            (   5,282,791)
                                                 -----------             -------------
      Net Deferred tax Asset                     $       -0-            $          -0-
                                                 ===========            ==============

      Deferred Tax Liability                     $       -0-            $          -0-
                                                 ===========            ==============

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                                October 31, 1999

NOTE 12 - STOCKHOLDERS' EQUITY

Common Stock
         The total authorized stock of the Corporation is 100,000,000 shares of common stock with no par value. All stock when issued is deemed fully paid and non-assessable. No cumulative voting on any matter to which stockholders shall be entitled to vote shall be allowed for any purpose. Shareholders have no pre-emptive rights to acquire unissued shares of stock of the Corporation. See Note 17 regarding the increase in the number of authorized shares.

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

07-31-99 Issued  3,600,000  Shares to Three  Consultants  for Services Valued at
     $66,713.

07-31-99 Issued  3,000,000  Shares to a  Consultant  for Domain  Name  Valued at
     $12,168.

07-31-99 Issued 840,000 Shares to Two  Individuals  for  Forbearance  Expense at
     $43,477.

10-31-99 Issued 6,111,112 Shares to Four Consultants for Services Valued at $346,379.

10-31-99 Issued 1,500,000 Shares to an Individual for Partial Payment on Government Payment Service Valued at $170,430.

10-31-99 Issued  1,400,000  Shares to Four  Individuals  for Partial  Payment on
     Corporate Travel Services, Inc. Valued at $170,352.

10-31-99 Issued 2,500,000 Shares to a Consultant for Services Valued at $50,000.

The price of the shares issued was computed as follows:

          The market quote price on the day of the transaction multiplied by a financial risk and liquidity risk discount of 50% prior to January 1, 1999 and 40% after January 1, 1999 and a lack of marketability risk discounts of 34%. The Company used an outside valuation service to obtain the two discounts described above.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                                October 31, 1999

NOTE 12 - STOCKHOLDERS' EQUITY - Continued

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

         Warrants Issued are as follows:


                                             Warrants                   Expiration
      Fiscal Year Ended                       Issued                       Date                  Expense
      -----------------                       ------                       ----                  -------

            04-30-96                       9,725,334                   04-30-98         $         526,570
            04-30-97                       2,150,000                   04-30-99                     8,339
            04-30-99                      88,179,527                   04-30-01                   188,073
      05-01-99 to 10-31-99               117,530,000            06-28-01 to 09-25-01            1,463,661
                                         -----------                                    -----------------
              Total                      217,584,861                                    $       2,186,643
                                         ===========                                    =================

Subsequent Issued
   04-30-2000                              9,930,441                                    $         151,398


NOTE 13 - SEGMENT ACCOUNTING

Segment disclosure for the Company and its wholly-owned subsidiaries as of October 31, 1999 and the six months then ended are as follows:


                                                                      Aden             Liberty
                                                               Enterprises, Inc.    Court Travel       CheapFares.com
                                                               -----------------    ------------       --------------

         Total Current Assets                                 $    1,166,161        $         -0-    $         1,648
         Property & Equipment - Net                                   28,946               19,093             18,712
         Other Assets                                                727,888                  -0-            393,864
                                                              --------------        -------------     --------------
                  Total Assets                                $    1,922,995        $      19,093     $      414,224
                                                              ==============        =============     ==============

         Current Liabilities                                  $   12,075,885        $     183,482     $          -0-
                                                              ==============        =============     ==============

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                                October 31, 1999

NOTE 13 - SEGMENT ACCOUNTING - Continued

                                                                      Aden             Liberty
                                                               Enterprises, Inc.    Court Travel       CheapFares.com
                                                               -----------------    ------------       --------------


         Total Revenues                                       $         2,923       $      20,801     $      113,801
         Operating Expenses                                         4,906,331              45,387            332,243
                                                                    ---------              ------            -------

                  Loss from Operations                        ($    4,903,408)      ($     24,586)   ($      218,442)
                                                              ===============       =============    ===============



NOTE 14 - LEASE OBLIGATION

At October 31, 1999, the Company was not obligated under any operating leases.

Subsequent to October 31, 1999 the Company leased three commercial office sites for terms in excess of one year which require lease payments as follows:

     Year End                         Amount
     --------                         ------

April 30, 2000                      $      81,300
April 30, 2001                            162,600
April 30, 2002                            117,300
April 30, 2003                             73,050
April 30, 2004                             75,225
Thereafter                                 38,175
                                           ------

     Total                          $     547,650
                                    =============

NOTE 15 - GOING CONCERN

The accompanying financial statements of Aden Enterprises, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern, as shown in the statements of operations. In addition the Company may not have sufficient assets with which to conduct profitable operations and has an inordinately high amount of current debt. These items raise substantial doubt about the ability of the Company to continue as a going concern.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                                October 31, 1999

NOTE 15 - GOING CONCERN - Continued

In the fiscal year ended April 30, 1999 the Company commenced new operations in the electronic commerce industry where it will sell, or facilitate the sale, of travel services through the internet utilizing the Company's proprietary technology in a web site. The Company presently is working on an improved version of the web site systems.

The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its obligations, generate cash flows from operations for current operating costs and to raise capital to fund the planned ventures. From May 1, 1999 through the date of this report, the Company has received subscription proceeds in the amount of $9,333,821.

The Company's President has personally guaranteed the Company's current debt and accumulated interest.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 16 - ACQUISITION AND RESCISSION

On September 4, 1998, the Company issued an 8-K announcing the acquisition of a two-year marketing agreement with SelectSoft, LLC, an Arizona Limited Liability Corporation. The Company issued 10,000,000 shares of its common stock. On February 26, 1999 the Company issued an 8-K announcing the rescission of its agreement with SelectSoft, LLC and received its 10,000,000 shares back.

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

On January 11, 1999, the Company announced that it has expanded the services it will market to consumers on the Internet to include long distance and local telephone service, electricity and gas services. These services will be offered in certain geographic regions through an agreement with Massachusetts-based TelEnergy, Inc. At the date of this report, the Company has not actively pursued this agreement, although it is still in effect.

On September 24, 1998, the Company announced that it had entered into a letter term sheet setting forth the terms and conditions whereby Luther & Company, or its Designee, would provide Alcohol

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                                October 31, 1999

NOTE 16 - ACQUISITION AND RESCISSION - Continued

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

NOTE 17 - SUBSEQUENT EVENTS

Subsequent to July 31, 1999, the Company entered into a license agreement with MercExchange LLC (MercExchange) whereby the Company obtained a perpetual, exclusive right to use the MercExchange patent, pending patents and proprietary plans and strategies, (collectively the MercExchange intellectual property), for the travel services industry subject to certain restrictive terms and conditions. In addition to the license agreement, Aden purchased a ten percent (10%) ownership interest in MercExchange, LLC and the Company acquired an option to purchase an additional five percent (5%). In October 1999, the Company entered into a revised agreement with MercExchange whereby it obtained a right to enforce the MercExchange intellectual property in the travel service industry and a right to non-exclusively license the MercExchange intellectual property to other business opportunities that the Company may pursue. Subject to the terms of the revised agreement and the issuance of certain warrants for the Company's stock, MercExchange acquired a substantial financial and equity interest in Aden. At the present time, the Company does not have the financial resources necessary to perform its rights and obligations under the agreement or to perfect its ownership interest in the MercExchange, LLC.

The Company acquired the Internet domain name "Cheapfares.com" on June 24, 1999, in exchange for 3,000,000 shares of the Company's common stock. The Company formally agreed to register the 3,000,000 shares of stock but has not yet done so. At the present time, the Company is employing proprietary technology on the Cheapfares.com site.

During this same time period, the Company entered into an agreement to purchase several Internet domain names for the Kingdom of Tonga from a resident of Colorado, which included the domain name Cheapfares.to. Terms of this agreement called for an initial payment of $50,000 with a subsequent payment of $250,000 and the issuance of 5,000,000 shares of the Company's common stock and warrants to purchase an additional 5,000,000 shares of common stock. Owing to a dispute which arose between the seller and the Company, this transaction was not consummated and litigation ensued. The parties reached a settlement whereby the seller was paid an additional $50,000 on August 31, 1999, the warrants were canceled and the shares of common stock were returned to Aden in December, 1999.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                                October 31, 1999

NOTE 17 - SUBSEQUENT EVENTS - Continued

The Company has entered into a letter of intent to acquire another traditional travel agency, Corporate Travel Consultants II, Inc., based in Miami, Florida. The letter of intent was accompanied by a payment of $50,000 and the issuance of 1,000,000 shares of the Company's common stock. In August, 1999 the Company issued an additional 1,400,000 shares of its own stock. Management anticipates that this acquisition will be completed during the fiscal year ending April 30, 2000, although there can be no assurance the Company will have the funds to fulfill the agreement.

The Company has formed a Nevada Corporation under the name Leftbid.com, Inc ("Leftbid"). At formation, Leftbid was a wholly-owned subsidiary. Leftbid is engaged in the establishment of websites which will sell artworks, antiques and related merchandise to buyers on the internet. As of the date of this report, Leftbid has conducted only limited business operations. After issuance of shares of Leftbid's stock to MercExchange for its licenses, management and outside investors, Aden anticipates it will own 69.6% of Leftbid's issued and outstanding capital stock.

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

In order to issue shares of common stock with respect to certain commitments made to various third parties, the Company borrowed an additional 34,303,316 shares of its common stock from Mr. Luther and 13,366,188 shares of its common stock from Mr. Koch subsequent to October 31, 1999. Mr. Luther and Mr. Koch received no compensation in exchange for these transactions.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                                October 31, 1999

NOTE 17 - SUBSEQUENT EVENTS - Continued

On February 2, 3 and 15, 2000, the Company issued 9 1/2% notes to the Company president in the amounts of $1,600,000, $7,417,100 and $150,000, respectively, payable on demand, evidencing monies loaned to the Corporation for operating capital.

On February 18, 2000 shareholders of the Company approved amending the Company's
Articles  of  Incorporation  to  increase  the  authorized   common  stock  from
100,000,000 to 750,000,000 shares.

As of October 30, 1999, the Company signed an agreement with Data Duplicating Corporation ("DDC"), (a Nebraska electronic media duplicating operation), and all of its stockholders to acquire all of the 21,006 outstanding shares of DDC stock in exchange for 7,622,491 shares of the Company's stock, deliverable at closing on November 15, 1999. The Company also agreed to contribute $700,000 capital to DDC at the closing date. The agreement was amended to change the closing date to December 31, 1999 and to defer the delivery of the Company's stock until after its authorized shares of stock were increased to an amount sufficient to issue to referenced shares.

NOTE 18 - RELATED PARTY TRANSACTIONS

The Company has issued stock to officers, directors and others for various services as follows:

Michael S. Luther, an officer and director of the Company

- 25,000,000 shares in consideration of his guaranteeing $4,000,000 of the Company's indebtedness and for the assumption and indemnification of the Company's liabilities arising from certain litigation claims. See Notes 6, 7 and 15.

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

(b) Three Months and Six Months Ended October 31, 1999 Compared to Three Months and Six Months Ended October 31, 1998

     Net Revenues (Losses). Gross revenues increased 32% from $59,315 in the three months ended October 31, 1998, to $78,210 in the three months ended October 31, 1999. Revenues increased 182% from $48,727 in the six months ended October 31, 1998, to $137,525 in the six months ended October 31, 1999. This increase was attributable to increased travel commissions and other income. Nevertheless, owing to increased operating expenses, we experienced net losses for these periods. Net losses for the three months ended October 31, 1999, increased 870% to $4,191,814 from $430,990 for the three months ended October 31, 1998, and for the six months ended October 31, 1999, increased 218% to $5,146,436 from $1,616,510 for the six months ended October 31, 1998.


     Cost of Revenues. The cost of revenues (which was $0) remained unchanged during the periods indicated.

     Operating Expenses. Operating expenses increased 839% from $454,830 in the three months ended October 31, 1998, to $4,270,024 in the three months ended October 31, 1999. Operating expenses increased 317% from $1,665,237 in the six months ended October 31, 1998, to $5,283,961 in the six months ended October 31, 1999. This increase was primarily attributable to expenses associated with the issuance of warrants and forbearance fees.

     Income Taxes. The Company files consolidated returns for federal income tax purposes with its subsidiaries. In certain states it may file unitary or combined tax returns with its subsidiaries. The Company will realize certain tax benefits stemming from its net operating losses to date.

(c)      Liquidity and Capital Resources

     Historically,   the  Company   financed  its  activities   through  private
placements of its securities or borrowing from individuals or private organizations. The Company had negative working capital and had an accumulated deficit of $20,644,056 at October 31, 1999. This includes $3,689,567 for notes payable, $1,863,311 for outstanding judgments and $678,000 for collected, but unpaid, employment taxes. See "Legal Proceedings" and Notes 5 and 6 to "Financial Statements".

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

     The Company has had no net cash available for operations. At October 31, 1999, the Company had no material commitments for capital expenditures, but the Company expects a substantial increase in capital expenditures for the remainder of fiscal 2000. The Company also expects a substantial increase in merger and acquisition related costs for the remainder of fiscal 2000.

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

Item 2. Changes in Securities and Use of Proceeds

     During the fiscal quarter ended October 31, 1999, the Company issued shares of its Common Stock which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), which are described as follows:

     On August 2, 1999, the Registrant issued 2,500,000 shares of its Common Stock in consideration for services. The fair market value of such shares was $0.125 per share.

     On August 2, 1999, the Registrant issued in the aggregate 230,000 shares of its Common Stock for case at $0.190477 per share.

     On August 16, 1999, the Registrant issued in the aggregate 2,900,000 shares of its Common Stock in connection with the acquisition of interests in Government Payment Services, Inc. and Corporate Travel Consultants, Inc. Such shares had a deemed purchase price of $.468 per share.

     On September 8, 1999, the Registrant issued 300,000 shares of its Common Stock for a cash purchase price of $0.190477 per share and 5,550,000 shares for a cash purchase price of $0.16 per share.

     On September 13, 1999, the Registrant issued 8,747,380 shares of its Common Stock for a cash purchase price of $16 per share.

     On October 6, 1999, the Registrant issued 1,924,900 shares of its Common Stock for a cash purchase price of $0.114292 per share.

     On October 6, 1999, the Registrant issued in the aggregate 6,111,112 shares of its Common Stock in consideration for investment banking services. Such shares had a fair market value of $0.06 per share.

     On October 6, 1999, the Registrant issued in the aggregate 3,333,336 shares of its Common Stock for a cash purchase price of $0.08 per share.

     On October 6, 1999, the Registrant issued in the aggregate 2,242,000 shares of its Common Stock for a cash purchase price of $0.16 per share.

     On October 6, 1999, the Registrant issued 100,000 shares of its Common Stock for a cash purchase price of $0.35 per share.

     On October 6, 1999, the Registrant issued 17,500 shares of its Common Stock for a cash purchase price of $0.11419 per share.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to the registrant's security holders for a vote or otherwise during the fiscal quarter ended October 31, 1999.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits

     27.1  Financial Data Schedule

(B)  Reports on Form 8-K

     The registrant filed with the Commission no reports under Form 8-K during the fiscal quarter ended October 31, 1999.

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

Date: April 6, 2000