Form 10-Q
period 2000-01-31
ADEN ENTERPRISES INC
filed 2000-04-07
CIK 798538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarter ended January 31, 2000

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
                    Class                           Number of shares outstanding

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                       January 31, 2000 and April 30, 1999




                                     Assets
                                                  Unaudited
                                                   January             April
                                                  31, 2000          30, 1999
                                              ---------------    -------------
Current Assets
     Cash in Bank .............................   $    30,766   $         0
     Accounts Receivable Officer ..............             0         5,756
     Prepaids .................................       503,407             0
     Other Receivables ........................       269,463       296,700
     Receivable from Synergy Media ............     1,403,615             0
                                                  -----------   -----------

         Total Current Assets .................     2,207,251       302,456

Property & Equipment
     Furniture & Fixtures - Cost ..............       236,066        34,395
     Less Accumulated Depreciation ............    (   28,740)  (    13,181)
                                                   -----------   -----------

         Net Property & Equipment .............       207,326        21,214

Other Assets
     Goodwill - Net ...........................       238,737        55,217
     Non-Compete Agreement - Net ..............        73,098             0
     Computer Network Software & Hardware - Net     3,271,354             0
     Website Development - Net ................       263,006             0
     Investments ..............................     4,131,308             0
     Deposits .................................         5,000             0
     Domain Name ..............................        27,168             0
                                                  -----------   -----------

         Total Other Assets ...................     8,009,671        55,217
                                                  -----------   -----------

         Total Assets .........................   $10,424,248   $   378,887
                                                  ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                     Consolidated Balance Sheets - Continued
                       January 31, 2000 and April 30, 1999




                       Liabilities & Stockholders' Equity

                                                         Unaudited
                                                         January             April
                                                         31, 2000          30, 1999
                                                     ---------------    -------------

Current Liabilities
     Cash in Bank Overdraft ..........................   $    26,971   $    17,360
     Accounts Payable - Trade ........................     5,326,736       469,652
     Accounts Payable - Employees ....................        92,132       137,834
     Payroll Taxes Payable ...........................     1,007,750       628,409
     Accrued Payables - Services .....................       154,530             0
     State Franchise Taxes Payable ...................             0         5,729
     Accrued Interest Payable ........................     2,481,604     2,589,254
     Accrued Forbearance Fees Payable ................     1,264,662     1,264,662
     Notes Payable ...................................     3,308,753     3,453,574
     Judgments Payable ...............................     1,860,001     1,906,939
     Unissued Common Stock ...........................     3,727,922       518,000
     Officer Payable .................................     1,045,394             0
                                                         -----------   -----------

              Total Current Liabilities ..............    20,296,455    11,098,213

Stockholders' Equity
     Common Stock, 100,000,000 Shares at No
         Par Value Authorized;
         98,285,575 Shares and 97,000,000 Shares
         Issued and outstanding, Respectively ........    12,026,758     4,055,293
     Paid In Capital .................................     2,948,882       723,002
     Deficit Accumulated in the Development Stage ....  ( 24,847,847) ( 15,497,621)
                                                         -----------   -----------

              Total Stockholders' Equity .............  (  9,872,207) ( 10,719,326)
                                                         -----------   -----------

              Total Liabilities & Stockholders' Equity   $10,424,248   $   378,887
                                                         ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                           Consolidated Statements of
                  Operations Accumulated for the Period May 22,
                      1986 (Inception) to January 31, 2000
                   And the Three and Nine-Month Periods Ended
                            January 31, 2000 and 1999




                                                          Unaudited         Unaudited         Unaudited      Unaudited
                                                        Three Months       Nine Months      Three Months    Nine Months
                                                         Ended Jan.        Ended Jan.        Ended Jan.      Ended Jan.
                                     Accumulated         31, 2000          31, 2000           31, 1999       31, 1999
                                     -----------       ------------      -------------      ------------    ----------

Revenues
     Travel Commissions ........   $     241,670    $      81,492    $     143,530    $      25,878    $      74,605
     Other Income ..............         157,979                0           75,487                0                0
                                     -------------   -------------    -------------    -------------    -------------
              Total Revenues ...         399,649           81,492          219,017           25,878           74,605

Operating Expenses
     Amortization & Depreciation         313,500          219,318          273,821            4,281           12,843
     Warrants Issued Expense ...       2,959,245          772,582        2,236,243          178,176          178,176
     Consultant Fees ...........       4,549,786          574,916        1,061,567          334,854        1,242,767
     Interest ..................       3,584,073          261,762          701,679          166,381          499,143
     Wages .....................       1,164,635          565,600          973,554           27,876           49,010
     Professional Fees .........       1,516,975          388,084          880,187            5,556            5,556
     Payroll Taxes & Penalties .         614,920           57,956           64,460           12,615           37,847
     Forbearance ...............       2,559,903          622,250        1,819,837           21,000           63,000
     Administrative &
     General Expense ...........       1,819,511          608,085        1,123,330           77,067          231,201
     Settlement Costs ..........       2,509,801          214,730          214,730           86,750          260,250
     Investment Losses .........       4,037,696                0           62,133                0                0
     Tickets/Tours .............         157,702                0          157,703                0                0
                                     -------------   -------------   -------------    -------------     -------------
        Total Operating Expenses      25,787,747        4,285,283        9,569,244          914,556        2,579,793
                                     -------------   -------------   -------------    -------------     -------------

        Loss from Operations ...    ( 25,388,098)   (   4,203,791)  (    9,350,227)   (     888,678)   (   2,505,188)

Other Income
     Interest Income ...........         152,251                0                0                0                0
     Litigation Settlement .....         388,000                0                0                0                0
                                     -------------   -------------   -------------    -------------     -------------

        Total Other Income .....         540,251                0                0                0                0
                                     -------------   -------------   -------------    -------------     -------------

        Net Loss ...............   ($ 24,847,847)   ($  4,203,791)   ($  9,350,227)   ($    888,678)   ($  2,505,188)
                                     =============   =============   =============    =============     =============

        (Loss) Per Share .......                    ($       0.05)   ($       0.10)   ($       0.01)   ($       0.03)
                                                    =============    =============    =============    =============

        Weighted Average
         Shares Outstanding ....                       93,095,292       96,451,547      100,000,000       74,366,634
                                                    =============    =============    =============    =============

   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity
           For the Period May 22, 1986 (Inception) to January 31, 2000



                                   Common Stock               Paid In           Accumulated
                                Shares     Amount             Capital             Deficit
                                ------     ------             -------             -------

Beginning Balance,
May 22, 1986 ..............          0   $      0            $      0           $      0

Common Stock Issued for
Cash May 22, 1986 .........    100,000     12,500

Cash Contributed by
Public Investors ..........                14,322

Net Loss for Year Ended
April 30, 1987 ............                                                     (    532)
                              ----------------------------------------------------------

Balance, April 30, 1987 ...    100,000     26,822                   0           (    532)

Net Loss for Year Ended
April 30, 1988 ............                                                     ( 20,472)
                              ----------------------------------------------------------

Balance, April 30, 1988 ...    100,000     26,822                   0           ( 21,004)

Cash Contributed by Officer          0     10,691

Common Stock Issued for
Cash February 28, 1989 ....    240,600     71,428

Net Loss for Year Ended
April 30, 1989 ............                                                     ( 89,362)
                              ----------------------------------------------------------

Balance, April 30, 1989 ...    340,600    108,941                   0           (110,366)

Net Income for Year
Ended April 30, 1990 ......                                                      194,573
                              ----------------------------------------------------------

Balance, April 30, 1990 ...    340,600    108,941                   0             84,207

Net Loss for Year Ended
April 30, 1991 ............                                                     ( 85,269)
                              ----------------------------------------------------------

Balance, April 30, 1991 ...    340,600    108,941                   0           (  1,062)

   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity - Continued
           For the Period May 22, 1986 (Inception) to January 31, 2000



                                   Common Stock               Paid In           Accumulated
                                Shares     Amount             Capital             Deficit
                                ------     ------             -------             -------

Dividend of No Par Shares     340,600

Net Loss for Year Ended
April 30, 1992 ...........                                                      (  57,653)
                              -----------------------------------------------------------

Balance, April 30, 1992 ..    681,200     108,941                   0           (  58,715)

Reverse Split of Shares
Outstanding One for Two ..   (340,600)

Net Loss for Year Ended
April 30, 1993 ...........                                                      (  37,074)
                              -----------------------------------------------------------

Balance, April 30, 1993 ..    340,600     108,941                   0           (  95,789)

Net Loss for Year Ended
April 30, 1994 ...........                                                      (  21,520)
                              -----------------------------------------------------------

Balance, April 30, 1994 ..    340,600     108,941                   0           ( 117,309)

Capital Contributed by
Stockholder ..............                 17,917

Capital Contributed by
Default of Public Investor                    128

Warrants Issued ..........                                    123,095

Net Loss for Year Ended
April 30, 1995 ...........                                                      ( 221,340)
                              -----------------------------------------------------------

Balance, April 30, 1995 ..    340,600     126,986             123,095           ( 338,649)

Shares Issued for Cash at
$0.333 Per Share .........    600,000     200,000


   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity - Continued
           For the Period May 22, 1986 (Inception) to January 31, 2000



                                   Common Stock         Paid In           Accumulated
                                Shares       Amount     Capital             Deficit
                                ------       ------     -------             -------

Shares Issued for Note
Receivable $0.291 Per Share   1,082,143     315,000

Shares Issued for Cash at
$0.486 Per Share ..........     300,000     146,000

Shares Issued for Cash
at $0.50 Per Share ........   1,100,000     550,000

Shares Issued for Services
at $0.35 Per Share ........     100,000      35,000

Shares Issued for Services
at $0.162 Per Share .......     460,845      75,000

Shares Issued for Debt
Reduction .................     197,505      32,140

Shares Issued for Cash
$0.001 Per Share ..........   3,900,889      39,008

Shares Returned to
Company for
Contribution at $0.01
Per Share ................. (    90,000)(       900)

Shares Issued for Services
at $0.01 Per Share ........   1,110,000      11,100

Warrants Issued ...........                             403,495

Net Loss for Year Ended

April 30, 1996 ............                                               (   5,528,702)
                              ----------------------------------------------------------

Balance, April 30, 1996 ...   9,101,982   1,529,334     526,590           (   5,867,352)


Shares Issued for Cash at
$0.01 Per Share ...........     658,333       6,583

   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity - Continued
           For the Period May 22, 1986 (Inception) to January 31, 2000



                                   Common Stock         Paid In           Accumulated
                                Shares       Amount     Capital             Deficit
                                ------       ------     -------             -------

Shares Issued for Services
at $0.01 Per Share .......      116,667        1,167

Shares Issued for Cash at
$0.05 Per Share ..........    5,000,000      250,000

Shares Issued for
Forbearance at $0.04
Per Share ................      290,000       11,600

Shares Issued for
Forbearance at $0.04
Per Share ................    2,622,087      104,883

Cost of Warrants Issued ..                                  8,339

Net Loss for Year Ended
April 30, 1997 ...........                                                   (    2,736,925)
                              -------------------------------------------------------------

Balance, April 30, 1997 ..   17,789,069    1,903,567      534,929            (    8,604,277)

Shares Issued for Services
at $0.032 Per Share ......   15,000,000      480,000

Net Loss for Year Ended
April 30, 1998 ...........                                                   (    3,087,763)
                              -------------------------------------------------------------

Balance, April 30, 1998 ..   32,789,069    2,383,567      534,929            (   11,692,040)

Shares Issued to Acquire
Liberty Court Travel .....   10,000,000      300,000

Shares Issued for Services
at $.03000 Per Share .....   27,857,143    1,135,715

Shares Issued for Services
at $0.01248 Per Share ....    2,580,000       32,198

   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity - Continued
           For the Period May 22, 1986 (Inception) to January 31, 2000



                                       Common Stock         Paid In           Accumulated
                                    Shares       Amount     Capital             Deficit
                                    ------       ------     -------             -------

Shares Issued for Services
at $0.02 Per Share ..........    4,000,000       80,000

Shares Issued for Services
at $0.014960 Per Share ......   14,773,788      221,016

Shares Issued for Stock at
$0.04056 Per Share ..........    5,000,000      202,800

Cost of Warrants Issued .....                               188,073

Net Loss for Year Ended
April 30, 1999 ..............                                                   (    3,805,580)
                                --------------------------------------------------------------

Balance, April 30, 1999 .....   97,000,000    4,055,296      723,002            (   15,497,621)

Cost of Warrants Issued .....                                 25,505

Shares Issued for Cash at
$0.11419 Per Share ..........    3,695,000      424,274

Shares Issued for Services at
$0.07306 Per Share ..........      500,000       36,530

Shares Issued for Services at
$0.02 Per Share .............    1,000,000       20,000

Shares Issued for Domain Name
at $0.00567 Per Share .......    3,000,000       12,168

Shares Issued for Forbearance
at $0.06992 Per Share .......      390,000       27,269

Shares Issued for Forbearance
at $0.04 Per Share ..........      100,000        4,000

Shares Issued for Forbearance
at $0.03488 Per Share .......      350,000       12,208

   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity - Continued
           For the Period May 22, 1986 (Inception) to January 31, 2000



                                       Common Stock         Paid In              Accumulated
                                    Shares       Amount     Capital                Deficit
                                    ------       ------     -------                -------

Shares Issued for Services
at $0.00493 Per Share ........    2,100,000       10,363 (     10,363)

Shares Returned to Company
by the Company's President ...              ( 11,135,000)

Shares Returned to Company
by Various Individuals at
$0.01 Per Share .............. (    786,726)(      7,867)

Net Loss for Quarter Ended
July 31, 1999 - Unaudited ....                                                   (      954,622)

Balance July 31, 1999 ........   96,213,274    4,594,238      738,144            (   16,452,242)
                               ----------------------------------------------------------------

Shares Issued for Government
Payment Services, Inc. .......
Acquisition at $.468 Per Share    1,500,000      170,430

Shares Issued for Corporate
Travel Consultants, Inc. .....
Acquisition at $.468 Per Share    1,400,000      170,352

Shares Issued for Services
at $.125 Per Share ...........    2,500,000       50,000

Shares Issued for Cash
at $.142857 Per Share ........      230,000       32,858

Shares Return to Company
By the Company's President ... ( 16,803,314)

Shares Issued for Cash
At $.190477 Per Share ........      300,000       57,143

Shares Issued for Cash
At $.16 Per Share ............   16,489,380    2,638,301

   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity - Continued
           For the Period May 22, 1986 (Inception) to January 31, 2000



                                        Common Stock          Paid In     Accumulated
                                     Shares        Amount     Capital       Deficit
                                     ------        ------     -------       -------

Shares Issued for Cash
At $.114292 Per Share ......      1,924,900        220,000

Shares Issued for Services
At $.06 Per Share ..........      6,111,112        346,379

Shares Issued for Cash
At $.08 Per Share ..........      3,333,336        240,000

Shares Issued for Cash
At $.35 Per Share ..........        100,000         35,000

Shares Issued for Cash
At $.11419 Per Share .......         17,500          1,998

Shares Returned to Company
By Investor ................  (  13,366,188)

Cost of Warrants Issued ....                                    1,438,156

Net Loss for Quarter Ended
October 31, 1999 - Unaudited                                                (  4,191,814)
                              ----------------------------------------------------------

Balance October 31, 1999 ...    100,000,000   $  8,564,701   $  2,176,300   ($20,644,056)

Shares Issued for Cash
At $.16 Per Share ..........        715,000        114,400

Shares Issued for Cash
At $.12 Per Share ..........      7,316,430        877,971

Shares Issued for Cash
At $.20 Per Share ..........      9,254,445      1,850,886

Shares Issued for Cash
At $.40 Per Share ..........      2,000,000        800,000

Shares Issued for Services
At $.011 Per Share .........      1,000,000         21,600

   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity - Continued
           For the Period May 22, 1986 (Inception) to January 31, 2000



                                             Common Stock                        Paid In     Accumulated
                                    Shares                    Amount             Capital       Deficit
                                    ------                    ------             -------       -------



Shares Returned to Company
By Investor ................  (   5,000,000)

Shares Returned to Company
By Investor ................  (  17,000,000)

Cost of Warrants Issued ....                                                     722,582

Net Loss for Quarter
January 31, 2000 - Unaudited                                                               (  4,203,791)
                              -------------------------------------------------------------------------
Balance January 31, 2000 ...     98,285,575              $   12,026,758 $      2,948,882   ($24,847,847)
                              ==========================================================================


   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
     Accumulated for the Period May 22, 1986 (Inception) to January 31, 2000
         And for the Nine-Month Periods Ended January 31, 2000 and 1999

                                                                           Unaudited-Nine Unaudited-Nine
                                                                            Months Ended   Months Ended
                                                           Accumulated     Jan. 31, 2000   Jan. 31, 1999
                                                          -------------    --------------  -------------

Cash Flows from Operating Activities
   Net Loss ...........................................   ($24,847,847)   ($ 9,350,227)   ($ 2,505,188)
   Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating Activities:
       Amortization & Depreciation ....................        313,500         273,821          12,843
       Other Non-Cash Expenses ........................      3,658,966         903,188       1,723,769
       Warrants Issued ................................      2,959,245       2,236,243         178,176
   Changes in Operating Assets & Liabilities:
     (Increase) Decrease in Accounts Receivable .......   (  1,673,078)   (  1,376,378)   (      1,288)
     (Increase) Decrease in Prepaid Expenses ..........   (    503,407)   (    503,407)              0
     Increase (Decrease) in Accounts Payable Trade ....      5,326,736       4,857,084          16,599
     Increase (Decrease) in Accounts Payable Employees          92,132    (     45,702)              0
     Increase (Decrease) in Payroll Taxes Payable .....      1,007,750         379,341          37,848
     Increase (Decrease) in Accrued Interest ..........      2,481,604    (    107,650)        499,143
     Increase (Decrease) in Accrued Forbearance .......      1,264,662               0          63,000
     Increase (Decrease) in Accrued Salaries ..........         48,000          48,000               0
     Increase (Decrease) in Unissued Common Stock .....      3,727,922       3,209,922               0
     Increase (Decrease) in Franchise Taxes Payable ...              0    (      5,729)              0
     Increase (Decrease) in Judgements Payable ........      1,860,001    (     46,937)              0
                                                          ------------    ------------    ------------
       Net Cash (Used) Provided by Operating Activities   (  4,283,814)        471,569          24,902

Cash Flows from Investing Activities
   Organization Costs .................................   (        160)              0               0
   Cash Portion of Acquisition of Rose Lancaster ......   (    200,000)   (    200,000)              0
   Purchase of Computer Network Software and Hardware .   (  3,443,530)   (  3,443,530)              0
   Purchase of Equipment ..............................   (    236,006)   (    201,771)   (     20,318)
   Purchase of Website Development ....................   (    310,775)   (    310,775)              0
   Purchase of Domain Name ............................   (     27,168)   (     27,168)              0
   Investments ........................................   (  4,136,308)   (  4,136,308)              0
                                                          ------------    ------------    ------------
       Net Cash (Used) by Investing Activities ........   (  8,353,947)   (  8,319,552)   (     20,318)

Cash Flows from Financing Activities
   Increase (Decrease) in Cash in Bank Overdraft ......         26,971    (      9,341)              0
   Sale of Common Stock ...............................      8,287,409       6,968,835               0
   Increase (Decrease) in Officer Payable .............      1,045,394       1,045,393               0
   Increase (Decrease) in Notes Payable ...............      3,308,753    (    144,820)              0
                                                          ------------    ------------    ------------
       Net Cash Provided by Financing Activities ......     12,668,527       7,878,749               0
                                                          ------------    ------------    ------------

       Increase (Decrease) in Cash & Cash Equivalents .         30,766          30,766           4,584
       Cash & Cash Equivalents Beginning of Period ....              0               0               0
                                                          ------------    ------------    ------------
       Cash & Cash Equivalents End of Period ..........   $     30,766    $     30,766    $      4,584
                                                          ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows - Continued
     Accumulated for the Period May 22, 1986 (Inception) to January 31, 2000
         And for the Nine-Month Periods Ended January 31, 2000 and 1999

                                                   Unaudited-Nine   Unaudited-Nine
                                                    Months Ended     Months Ended
                                     Accumulated   Jan. 31, 2000    Jan. 31, 1999
                                    -------------  -------------    -------------

Disclosures for Operating Activities
   Cash Paid for:
       Interest ....................   $4,599,505   $  809,329      $  332,762
       Taxes .......................   $    5,729   $    5,729      $        0

   The accompanying notes are an integral part of these financial statements.

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                                January 31, 2000



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

Inventory - The Company accounts for inventory at its identified cost.

Property and Equipment/Depreciation - The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related lease or the estimated lives of the assets. Depreciation is computed on the straight-line method for both financial reporting purposes and tax purposes. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any resulting gain or loss

                             Aden Enterprises, Inc.
                          (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued

                                January 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Statement of Cash Flows - The methodology used to prepare the statement of cash flows for the nine months ended January 31, 2000 differs from that used for the six months ended October 31, 1999. This has no effect on the previously reported net cash used by operating activities for the six months ended October 31, 1999.

Computer Network Software and Hardware - This network software and hardware are classified under Other Assets, because, as of the date of this report, the network is not operational. They will be classified under Property and Equipment at the time the network becomes operational.

NOTE 3 - PROPERTY, EQUIPMENT AND DEPRECIATION

Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation. At January 31, 2000 and April 30 1999, the Company had property and equipment as follows:

                             Cost         Cost                  Accumulated    Depreciation    Expense    Accumulated
                                                                                -----------------------
                          January 31,   April 30,              Depreciation      April 30,   January 31,  Depreciation
Assets                       2000         1999       Life    January 31, 2000      1999         2000     April 30, 1999
-----------------------------------------------------------------------------------------------------------------------

Computer Equipment       $  161,737   $   20,318      3-5     $     18,127   $    10,366      $      5,471  $     10,366
Furniture & Fixtures         74,329       14,077        2           10,613         2,815             3,058         2,815
                         -----------  -----------    -------- -------------  -----------      -----------   -----------
         Total           $  236,066   $   34,395              $      28,740  $    13,181       $     8,529  $     13,181
                         ===========  ===========             =============  ===========      ============  ============


NOTE 4 - CONSOLIDATION

The Company issued 10,000,000 shares of its common stock to its President to acquire Liberty Court Travel. During the year ended April 30, 1999, Liberty Court Travel operated as a wholly-owned subsidiary of Aden Enterprises, Inc. Subsequent to April 30, 1999, Liberty Court Travel operations were incorporated into the Company's internet travel business. It had limited operations during the the nine months ended January 31, 2000. The discounted value of the stock exchanged exceeded the net book value of the assets of Liberty Court Travel by $59,161. This amount has been recorded as goodwill and is being amortized over a period of ten years.

Effective May 1, 1999 the Company acquired the assets of Rose Lancaster Tours for $300,000, and its assets, liabilities, revenues and expenses are included in the consolidated financial statements of Aden Enterprises, Inc. as of January 31, 2000 and the nine months then ended. The purchase price exceeded the net book value of the assets of Rose Lancaster Tours and the value of the non-compete agreement by $200,000. This amount has been recorded as goodwill and is being amortized over 10 years.

NOTE 5 - NOTES PAYABLE

The Company has notes payable to twenty-eight individual lenders (a commercial bank and twenty-seven individuals on April 30, 1999) as follows:

                                                     January 31,       April 30,
                                                             2000         1999
                                                      --------------  ----------
Commercial Bank, Due August 21, 1995, Interest Rate 10.5%   $      0   $165,732
Individual #1, Interest Rate 15%, Due August 12, 1996 ...    300,000    300,000
Individual #2, Interest Rate 15%, Due October 31, 1996 ..    259,852    395,101
Individual #3, Interest Rate 15%, Due January 15, 1996 ..    145,000    145,000

                            Aden Enterprises, Inc.
                          (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued

                                January 31, 2000

NOTE 5 - NOTES PAYABLE - Continued
                                                      January 31,      April 30,
                                                         2000           1999
                                                    -------------    ---------
Individual #4, Interest Rate 22%, Due April 15, 1997      345,000      345,000
Individual #5, Interest Rate 11%, Due on Demand ....       37,500       37,500
Individual #6, Interest Rate 12%, Due on Demand ....       81,330       81,330
Individual #7, Interest Rate 12.5%, Due on Demand ..       82,200       82,200
Individual #8, Interest Rate 12%, Due on Demand ....        7,100        7,100
Individual #9, Interest Rate 15%, Due on Demand ....        5,000        5,000
Individual #10, Interest Rate 15%, Due on Demand ...      160,000      160,000
Individual #11, Interest Rate 10%, Due on Demand ...      350,000      350,000
Individual #12, Interest Rate 12.5%, Due on Demand .            0       20,000
Individual #13, Interest Rate 11%, Due on Demand ...       10,000       10,000
Individual #14, Interest Rate 11%, Due on Demand ...        5,000        5,000
Individual #15, Interest Rate 11%, Due on Demand ...        8,000        8,000
Individual #16, Interest Rate 11%, Due on Demand ...        5,000        5,000
Individual #17, Interest Rate 11%, Due on Demand ...        8,000        8,000
Individual #18, Interest Rate 11%, Due on Demand ...        5,000        5,000
Individual #19, Interest Rate 10%, Due on Demand ...            0      100,000
Individual #20, Interest Rate12%, Due on Demand ....      109,279      109,279
Individual #21, Due on Demand ......................            0        5,000
Individual #22, Interest Rate 12%, Due on Demand ...      232,000      257,000
Individual #23, Due on Demand ......................            0      150,000
Individual #24, Interest Rate 7%, Due on Demand ....      100,000      100,000
Individual #25, Interest Rate 12%, Due on Demand ...            0      104,286
Individual #26, Interest Rate 12%, Due on Demand ...      420,992      420,992
Individual #27, Interest Rate 15% Due on Demand ....            0       72,054
Individual #28, Interest Rate 9% Due on Demand .....       20,000            0
Individual #29, Interest Rate 15%, Due on Demand ...       12,500            0
Individual #30, Due on Demand ......................       50,000            0
Individual #31, Due on Demand ......................       50,000            0
Individual #32, Due on Demand ......................      100,000            0
Individual #33, Due on Demand ......................       50,000            0
Individual #34, Due on Demand ......................      100,000            0
Individual #35, Due on Demand ......................      100,000            0
Individual #36, Due on Demand ......................      150,000            0
                                                       ----------   ----------
         Total .....................................   $3,308,753   $3,453,574
                                                       ==========   ==========





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

The Company has been a defendant in legal proceedings at various times in the past and has outstanding balances as follows:


                                                                   January 31,    April 30,
                                                                       2000          1999
                                                                --------------   ----------

Judgment in the United States District Court of Nebraska,
   Douglas County, Doc. #97, No. 465, Invest L' Inc.,
   Plaintiff vs. Aden Enterprises, Inc., Et Al.,
   Petition filed September 23, 1997 ............................   $  437,924   $  437,924
Judgment in the United States District Court of Nebraska,
   Douglas County, Doc. #97, No. 465, Invest L' Inc.,
   Bridge Fund Plaintiff vs. Aden Enterprises, Inc., Et Al.,
   Petition Filed September 23, 1997 ............................      398,970      398,970
Judgment in the District Court of Nebraska,
   Douglas County, Doc. #964, No. 98, Fredrick W. Weidinger
   Plaintiff, vs. Aden Enterprises, Inc., Defendant,
   Petition Filed August 18, 1997 ...............................       88,600       88,600
Judgment in the District Court of Nebraska,
   Douglas County, Doc. #959 No. 864, Russell Barger
   Plaintiff vs. Aden Enterprises, Inc., Et. Al., Petition Filed
   April 2, 1997 ................................................       72,994      119,932
Judgment in the District Court of Nebraska,
   Douglas County, Doc. #956, No. 36, Matthew A. Gohd
   Plaintiff vs. Aden Enterprises, Inc., Et. Al., Petition Filed
   November 27, 1996 ............................................      200,000      200,000
Judgment in the District Court of Nebraska,
   Douglas County, Doc., 958, No. 177, Value Partners LTD.,
   Plaintiff vs., Aden Enterprises, Inc., Et. Al., Petition Filed
   February 12, 1997 ............................................      482,773      482,773
Judgment in the United States Eighteenth Judicial Circuit,

                            Aden Enterprises, Inc.
                          (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued

                                January 31, 2000

   NOTE 6 - LITIGATION - Continued


   County of Du Page State of Illinois, Doc., 0256,
   Primary Resources, Inc., Plaintiff vs. Aden Enterprises, Inc.,
   Et. Al., Filed March 8, 1996 .................................      178,740      178,740
                                                                    ----------   ----------
         Total ..................................................   $1,860,001   $1,906,939
                                                                    ==========   ==========


These amounts have been personally guaranteed by the Company's president.

NOTE 7 - PAYROLL TAXES

Resulting from a failed acquisition in 1996 the Company has been identified as a responsible party by the Internal Revenue Service for unpaid payroll taxes of $311,020 and Aden and its affiliate have $453,926 in unpaid payroll taxes. Penalties and interest of $242,804 have been accrued on these taxes as of January 31, 2000. These amounts have been personally guaranteed by the Company's president.

NOTE 8 - UNISSUED COMMON STOCK

In 1999, $3,727,922 was received for payment of approximately 14,312,150 of shares of common stock. The Company has directed its transfer agent to issue the shares.

NOTE 9 - INTEREST PAYABLE

During the nine months ended January 31, 2000 the Company paid $667,111 of the accrued interest on the notes payable presented in Note #5. Interest at the debt rate and penalty interest have been accrued and represent $2,481,604 at January 31, 2000 and $2,589,254 at April 30, 1999. These amounts have been personally guaranteed by the Company's president.

NOTE 10 - FORBEARANCE FEES PAYABLE

The notes payable, as disclosed in Note 5, have all been defaulted upon by the Company. The Company has made commitments to the note holders for additional amounts to be repaid for an extension of the payment of accrued interest and principal of the notes. These forbearance fees commitments are $1,264,662 at January 31, 2000 and April 30, 1999.

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

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                      Year of Loss       Amount   Expiration Date
                      ------------       ------   ---------------
                              1991   $    1,062              2006
                              1992       57,653              2007
                              1993       37,074              2008
                              1994       21,520              2009
                              1995      221,340              2010
                              1996    5,528,703              2011
                              1997    2,736,925              2017
                              1998    3,087,763              2018
                              1999    3,805,580              2019
Nine months ended January 31, 2000    9,350,227              2020

                                                 Nine Months    Year Ended
                                                    Ended         April 30,
                                                Jan. 31,2000          1999
                                                ------------   -----------
Deferred Tax Asset Balance Beginning of Period   $         0   $         0
Net Operating Loss Carryforwards .............    24,847,847    15,537,620
                                                 ===========   ===========
  Tax Benefit at Current Rate ................   $ 8,448,268   $ 5,282,791
  Valuation Allowance ........................   ( 8,448,268) (  5,282,791)
                                                 -----------   -----------
      Net Deferred tax Asset .................   $         0   $         0
                                                 ===========   ===========

      Deferred Tax Liability .................   $         0   $         0
                                                 ===========   ===========


NOTE 12 - STOCKHOLDERS' EQUITY

Common Stock
         The total authorized stock of the Corporation is 100,000,000 shares of common stock with no par value. All stock when issued is deemed fully paid and non-assessable. No cumulative voting on any matter to which stockholders shall be entitled to vote shall be allowed for any

NOTE 12 - STOCKHOLDERS' EQUITY - Continued

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

01-31-00 Issued 1,000,000 Shares to a Consultant for Services Valued at $21,600

The price of the shares issued was computed as follows:

     The market quote price on the day of the transaction multiplied by a financial risk and liquidity risk discount of 50% prior to January 1, 1999, 40% after January 1, 1999 and 30% after January 1, 2000 and a lack of marketability risk discounts of 34%. The Company used an outside valuation service to obtain the two discounts described above.

                            Aden Enterprises, Inc.
                          (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued

                                January 31, 2000

NOTE 12 - STOCKHOLDERS' EQUITY - Continued

Warrants
         The Company has issued warrants to purchase shares of its stock at various prices over a two-year period from the date of issue. The warrants have been valued at the difference between the stock price on the date of issue and the present value on a 5% discount for two years multiplied by the valuation study discount of 50% prior to January 1, 1999, 40% after January 1, 1999 and 30% after January 31, 2000 for financial risk and liquidity and 34% for lack of marketability. The resultant cost has been expensed to the operations in the year the warrants were issued, and paid-in-capital in the stockholders' equity section of the balance sheet has been correspondingly increased. Upon issue of the shares, the paid-in-capital will be relieved of the warrant cost and the value of the no par stock will be increased. If the warrants are not exercised they remain as paid in capital, and no reduction to warrant expense will be made.

         Warrants Issued are as follows:


                                             Warrants                   Expiration
      Fiscal Year Ended                       Issued                       Date                  Expense
      --------------------------------------------------------------------------------------------------

            04-30-96                       9,725,334                   04-30-98         $         526,590
            04-30-97                       2,150,000                   04-30-99                     8,339
            04-30-99                      88,179,527                   04-30-01                   188,073
       05-01-99 to 1-31-00               135,635,441            06-28-01 to 01-25-02            2,236,243
                                      ---------------                                   -----------------
              Total                      235,690,302                                    $       2,959,245
                                      ==============                                    ==================

Subsequent Issued
   04-30-2000                                      0                                    $               0

                            Aden Enterprises, Inc.
                          (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued

                                January 31, 2000

NOTE 13 - SEGMENT ACCOUNTING

Segment disclosure for the Company and its wholly-owned subsidiaries as of January 31, 2000 and the nine months then ended are as follows:


                                                                      Aden             Liberty
                                                               Enterprises, Inc.    Court Travel     CheapFares.com
                                                               -----------------    ------------     --------------

         Total Current Assets                                 $    2,165,571        $           0    $       14,709
         Property & Equipment - Net                                  161,055               19,093            27,178
         Other Assets                                              7,591,675                    0           417,996
                                                              ---------------       -------------    --------------
                  Total Assets                                $    9,918,301        $      19,093    $      459,883
                                                              ===============       =============    ==============

         Current Liabilities                                  $   20,086,002        $     183,482    $            0
                                                              ===============       =============    ==============

         Total Revenues                                       $        6,336        $      20,801    $      191,880
         Operating Expenses                                        8,916,238               45,387           607,619
                                                              ---------------       -------------    --------------

                  Loss from Operations                        ($   8,909,902)      ($      24,586)   ($     415,739)
                                                              ================      ==============   ===============


NOTE 14 - LEASE OBLIGATION

At January 31, 2000, the Company was obligated under two operating leases with terms in excess of one year which require lease payments as follows:

     Year End                         Amount

April 30, 2000                      $      40,650
April 30, 2001                            162,600
April 30, 2002                            117,300
April 30, 2003                             73,050
April 30, 2004                             75,225
Thereafter                                 38,175
                                    -------------

     Total                          $     507,000
                                    =============

NOTE 15 - GOING CONCERN

The accompanying financial statements of Aden Enterprises, Inc., have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the

                            Aden Enterprises, Inc.
                          (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued

                                January 31, 2000

NOTE 15 - GOING CONCERN - Continued

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

The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its obligations, generate cash flows from operations for current operating costs and to raise capital to fund the planned ventures. From May 1, 1999 through the date of this report, the Company has received subscription proceeds in the amount of $11,347,405.

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

                            Aden Enterprises, Inc.
                          (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued

                                January 31, 2000

NOTE 16 - ACQUISITION AND RESCISSION - Continued

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

During the first quarter of the fiscal year, the Company entered into an agreement to purchase several Internet domain names for the Kingdom of Tonga from a resident of Colorado, which included the domain name Cheapfares.to. Terms of this agreement called for an initial payment of $50,000 with a subsequent payment of $250,000 and the issuance of 5,000,000 shares of the Company's common stock and warrants to purchase an additional 5,000,000 shares of common stock. Owing to a dispute which arose between the seller and the Company, this transaction was not consummated and litigation ensued. The parties reached a settlement whereby the seller was paid an additional $50,000 on August 31, 1999, the warrants were canceled and the shares of common stock were returned to Aden in December, 1999.

In October of 1999, the Company caused the formation of Navlet.com, Inc., ("Navlet") under the laws of the state of Delaware. Navlet is engaged in developing and licensing certain intellectual property rights and internet applications related to electronic commerce. The Company will hold a majority interest in Navlet's voting stock. As of the date of this report, no stock has been issued.

NOTE 17 - SUBSEQUENT EVENTS

The Company entered into a license agreement with MercExchange LLC (MercExchange) whereby the Company obtained a perpetual, exclusive right to use the MercExchange patent, pending patents and proprietary plans and strategies, (collectively the MercExchange intellectual property), for the travel services industry subject to certain restrictive terms and conditions. In addition to the license agreement, Aden purchased a ten percent (10%) ownership interest in MercExchange, LLC and the Company acquired an option to purchase an additional five percent (5%). In October 1999, the

                            Aden Enterprises, Inc.
                          (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued

                                January 31, 2000

NOTE 17 - SUBSEQUENT EVENTS - Continued

Company entered into a revised agreement with MercExchange whereby it obtained a right to enforce the MercExchange intellectual property in the travel service industry and a right to non-exclusively license the MercExchange intellectual property to other business opportunities that the Company may pursue. Subject to the terms of the revised agreement and the issuance of certain warrants for the Company's stock, MercExchange acquired a substantial financial and equity interest in Aden. During the quarter ending January 31, 2000, the Company paid $750,000 towards this obligation. At the present time, the Company does not have the financial resources necessary to perform its rights and obligations under the agreement or to perfect its ownership interest in the MercExchange, LLC.

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

                            Aden Enterprises, Inc.
                          (A Development Stage Company)

             Notes to Consolidated Financial Statements - Continued

                                January 31, 2000

NOTE 17 - SUBSEQUENT EVENTS - Continued

In order to issue shares of common stock with respect to certain commitments made to various third parties, the Company borrowed an additional 150,000 shares of its common stock from Mr. Luther subsequent to January 31, 2000. Mr. Luther received no compensation in exchange for this transaction.

On February 2, 3 and 15, 2000, the Company issued 9 1/2% notes to the Company president in the amounts of $1,600,000, $7,417,100 and $150,000, respectively, payable on demand, evidencing monies loaned to the Corporation. These funds were advanced for certain company obligations and advances to related companies.

On February 18, 2000 shareholders of the Company approved amending the Company's
Articles  of  Incorporation  to  increase  the  authorized   common  stock  from
100,000,000 to 750,000,000 shares.

As of October 30, 1999, the Company signed an agreement with Data Duplicating Corporation ("DDC"), (a Nebraska electronic media duplicating operation), and all of its stockholders to acquire all of the 21,006 outstanding shares of DDC stock in exchange for 7,622,491 shares of the Company's stock, deliverable at closing on November 15, 1999. The Company also agreed to contribute $700,000 capital to DDC at the closing date. The agreement was amended to change the closing date to December 31, 1999 and to defer the delivery of the Company's stock until after its authorized shares of stock were increased to an amount sufficient to issue to referenced shares. However, the agreement did not close until February 3, 2000.

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

The Company has paid commissions to Quaestus Ltd. for sale of the Company's stock. Anders Ulegard, who is a significant stockholder of the Company, is a principal in Quaestus, Ltd.

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

(b) Three Months and Nine Months Ended January 31, 2000 Compared to Three Months and Nine Months Ended January 31, 1999

     Net Revenues (Losses). Gross revenues increased 215% from $25,878 in the three months ended January 31, 1999, to $81,492 in the three months ended January 31, 2000. Revenues increased 194% from $74,605 in the nine months ended January 31, 1999, to $219,017 in the nine months ended January 31, 2000. This increase was attributable to increased travel commissions and other income. Nevertheless, owing to increased operating expenses, we experienced net losses for these periods. Net losses for the three months ended January 31, 2000, increased 373% to $4,203,791 from $888,678 for the three months ended January 31, 1999, and for the nine months ended January 31, 2000, increased 273% to $9,350,227 from $2,505,188 for the nine months ended January 31, 1999.


     Cost of Revenues. The cost of revenues (which was $0) remained unchanged during the periods indicated.

     Operating Expenses. Operating expenses increased 369% from $914,556 in the three months ended January 31, 1999, to $4,285,283 in the three months ended January 31, 2000. Operating expenses increased 262% from $2,579,793 in the nine months ended January 31, 1999, to $9,350,227 in the nine months ended January 31, 2000. This increase was primarily attributable to expenses associated with the issuance of warrants and forbearance fees.

     Income Taxes. The Company files consolidated returns for federal income tax purposes with its subsidiaries. In certain states it may file unitary or combined tax returns with its subsidiaries. The Company will realize certain tax benefits stemming from its net operating losses to date.

(c)      Liquidity and Capital Resources

     Historically,   the  Company   financed  its  activities   through  private
placements of its securities or borrowing from individuals or private organizations. The Company had negative working capital and had an accumulated deficit of $24,847,847 at January 31, 2000. This includes $3,308,753 for notes payable, $1,860,001 for outstanding judgments and $1,007,750 for collected, but unpaid, employment taxes. See "Legal Proceedings" and Notes 5 and 6 to "Financial Statements".

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

     The Company has had no net cash available for operations. At January 31, 2000, the Company had no material commitments for capital expenditures, but the Company expects a substantial increase in capital expenditures for the remainder of fiscal 2000. The Company also expects a substantial increase in merger and acquisition related costs for the fourth quarter of fiscal 2000 and fiscal 2001.

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

Item 2. Changes in Securities and Use of Proceeds

     During the fiscal quarter ended January 31, 2000, the Company issued shares of its Common Stock which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), which are described as follows:

     On December 17, 1999, the Registrant issued 1,000,000 shares of its Common Stock in consideration for services. Such shares had a fair market value of $0.0216 per share.

     On January 6, 2000, the Registrant issued in the aggregate 715,000 shares of its Common Stock for a total cash purchase price of $114,400.

     On January 6, 2000, the Registrant issued in the aggregate 7,316,430 shares of its Common Stock for a total cash purchase price of $877,972.

     On January 6, 2000, the Registrant issued in the aggregate 9,254,445 shares of its Common Stock for a total cash purchase price of $1,850,888.

     On January 24, 2000, the Registrant issued 2,000,000 shares of its Common Stock for a total cash purchase price of $800,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to the registrant's security holders for a vote or otherwise during the fiscal quarter ended January 31, 2000.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits

     27.1  Financial Data Schedule

(B)  Reports on Form 8-K

     The registrant filed with the Commission no reports under Form 8-K during the fiscal quarter ended January 31, 2000.

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

Date: April 7, 2000