Form 10-K
period 1996-04-30
ADEN ENTERPRISES INC
filed 2000-07-24
CIK 798538

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 1996

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

                                  Common Stock
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of July 20, 2000, was $7,375,678 based on the closing price of $0.34 per share as of such date. As of such date, 317,921,396 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's reports under Form 10-Q for the quarter ended January 31, 1996, and under Form 8-K dated June 21, 1996 and of the registrant's Registration Statement on Form S-18 and all amendments thereto (Registration No. 33-7494-LA) (the "Registration Statement") are incorporated by reference in Parts I and IV of this Report.

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

     On  January  31,  1995,  a group of  investors  based in  Omaha,  Nebraska, acquired  from  the  Company's  principal  shareholder  19.8%  of the  Company's outstanding Common Stock and options to acquire an additional 21.8% of such Common Stock (which options were not exercised). Concurrent with this transaction, the selling shareholder (being the sole director of the Company at the time) designated members of this group of investors as directors of the Company, who thereupon assumed control of the Company. Since then, the Company has undertaken to locate and negotiate with selected business entities for the purpose of acquiring, or entering into business combinations, with the selected businesses. As of the end of the fiscal year to which this report pertains, the Company has not consummated any such acquisitions or business combinations. As a consequence, the Company has not engaged in any material business operations.

     The Company incorporates by this reference the information set forth in its reports under Form 10-Q for the quarter ended January 31, 1996, and under Form 8-K dated June 21, 1996.

         (b)      Forward-Looking and Cautionary Statements

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

     The Company expects to make acquisitions or enter into alliances from time to time. Acquisitions and alliances present significant challenges and risks relating to the integration of the business into the Company, and there can be no assurances that the Company will manage acquisitions and alliances successfully.

ITEM 2.  PROPERTIES

         As of December 31, 1999, the Company operated at three offices, all of which are leased. The Company owns no real property at this time.

ITEM 3.  LEGAL PROCEEDINGS

     During the fiscal year ended April 30, 1996, the Company was a party to certain legal proceedings as set forth at Note 9 to the Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a shareholder vote from April 30, 1995 through April 30, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         (a)      Market Information.

     The Company's original articles of incorporation authorized the issuance of 100,000,000 shares of Common Stock. On February 25, 2000, the articles of incorporation were amended to authorize the issuance of 750,000,000 shares of common stock.

     Until July 2, 1999, the Company's Common Stock was quoted on the OTC Bulletin Board (trading symbol "ADEN") operated by the National Association of Securities Dealers. As of that date, the Company's Common Stock was ineligible for further quotation on the OTC Bulletin Board because the Company was not current in its reports with the United States Securities and Exchange Commission (the "SEC"). Since July 2, 1999, the Company's Common Stock has been quoted on the so-called "pink sheets" maintained by the National Quotation Bureau. During the fiscal year ended April 30, 1996, there was no signficant trading of the Company's Common Stock.

         (b)      Holders.

     As of July 20, 2000, the Company's Common Stock was held by approximately 302 holders.

         (c)      Dividends.

         The Company has never paid cash dividends on its Common Stock, and anticipates that it will continue to retain its earnings, if any, to finance the growth of its business.

         (d)      Recent Sales of Unregistered Securities.

           (i) Sales of Common Stock

     During the fiscal year ended April 30, 1996, the Company issued in the aggregated 8,761,382 shares of its Common Stock which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), as set forth in the Statement of Stockholders' Equity.

          (ii) Issuance of Warrants

     During the fiscal year ended April 30, 1996, there were warrants to purchase up to 5,619,445 shares of the Company's common stock, as set forth in
Note 6 to the Company's financial statements.

         (iii) Claimed Exemption

         The issuance of  securities  described  above in this  paragraph (d) of
Item 5 were deemed exempt from registration under the Securities Act in reliance on Section 4 (2) of the Securities Act as transactions by an issuer not involving any public offering. Such securities are subject to the restrictions of Rule 144 under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     During the five years ended April 30, 1996, the Company did not conduct any
material  operations.  The  Company  does  not  believe,   therefore,  that  any
meaningful financial information can be provided in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the five years ended April 30, 1996, the Company did not conduct any
material  operations.  The  Company  does  not  believe,   therefore,  that  any
meaningful financial information can be provided in response to this item.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA















                           Aden Enterprises, Inc.
                       (A Development Stage Company)

                            Financial Statements

                               April 30, 1996
                                     &
                               April 30, 1995

/Letterhead/
                           Schvaneveldt & Company
                        Certified Public Accountant
                        275 East South Temple, #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392


Darrell T. Schvaneveldt, C.P.A.





                        INDEPENDENT AUDITORS REPORT
                        ---------------------------

Board of Directors
Aden Enterprises, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of Aden Enterprises, Inc., (A Development Stage Company) as of April 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years ended April 30, 1996, 1995 and 1994 and for the period from May 28, 1986 (inception) to April 30, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, financial position of Aden Enterprises, Inc., as of April 30, 1996 and 1995, and the results of its operations and its cash flows for the years ending April 30, 1996, 1995 and 1994 and from May 28, 1986 (inception) to April 30, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at April 30, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ Schvaneveldt & Company
Salt Lake City, Utah
October 13, 1999

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                               Balance Sheets
                          April 30, 1996 and 1995

                                                       1996             1995
                                                ------------     ------------

  Assets

Current Assets
--------------
  Cash in Banks                                 $       -0-   $       902
                                                ------------  ------------
     Total Current Assets                               -0-           902

Other Assets
------------
  Deposits                                              -0-           500
  Receivable Officer                                  5,137           -0-
  Accounts Receivable - Related Party               237,948           -0-
                                                ------------  ------------
     Total Other Assets                             243,085           500
                                                ------------  ------------
     Total Assets                               $   243,085   $     1,402
                                                ============  ============


 The accompanying notes are an integral prat of these financial statements

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                         Balance Sheets -Continued-
                          April 30, 1996 and 1995

                                                       1996          1995
                                                ------------  ------------
   Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                              $   151,127   $    14,970
  Accrued Interest                                  493,932           -0-
  Payroll Taxes Payable                             317,161           -0-
  Notes Payable                                   2,660,842           -0-
  Judgements Payable                                972,443           -0-
                                                ------------  ------------
    Total Current Liabilities                     4,595,505        14,970

Long Term Liabilities
---------------------
  Subordinated Convertible Debenture                    -0-        75,000
                                                ------------  ------------
    Total Liabilities                             4,595,505        89,970

Stockholders' Equity
--------------------
  Common Stock 100,000,000 Shares
   Authorized; 9,101,982 Shares &
   340,600 Shares Issued & Outstanding;
   No Par Value Respectively                      1,529,334       126,986
  Paid In Capital Warrants                          526,590           -0-
  Income (Deficit) Accumulated
   in the Development Stage                     ( 6,408,344)  (   215,554)
                                                ------------  ------------
    Total Stockholders' Equity                  ( 4,352,420)  (    88,568)
                                                ------------  ------------
    Total Liabilities and
    Stockholders' Equity                        $   243,085   $     1,402
                                                ============  ============




 The accompanying notes are an integral part of these financial statements

                             Aden Enterprises, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                For the Years Ended April 30, 1996, 1995 and 1994
            and the Period May 28, 1986 (Inception) to April 30, 1996

                         Accumulated          1996          1995          1994
                        ------------- ------------- ------------- -------------
Income                  $        -0-  $        -0-  $       -0-   $       -0-
------

Expenses
--------
  Consultant Fees            626,835       469,109        57,665         9,600
  Wages                        9,600           -0-           -0-           -0-
  Amortization                   160           -0-           -0-           -0-
  Depreciation                22,394           -0-         1,017         2,399
  Accounting & Legal         449,794       183,158        18,046         4,000
  Management Fee              15,643           -0-           -0-           -0-
  Rent                        65,908         7,200        12,900         7,200
  Travel                     145,903       100,047         2,084           -0-
  Office & Printing           26,548        12,431           225           797
  Telephone                   16,182         3,342           -0-           -0-
  Other Expenses              14,941  (      1,615)        4,829           -0-
  Automobile                   4,270           -0-           -0-           -0-
  Interest                   720,829       703,928         1,479         3,838
  Taxes                      321,538       321,538           -0-           -0-
  Loss on Investment
  in Subsidiary               22,772           -0-           -0-           -0-
  Investment Losses        3,787,140     3,787,140           -0-           -0-
  Warrant/Option
   Expense                   526,590       526,590           -0-           -0-
                        ------------- ------------- ------------- -------------
   Total Expenses          6,777,047     6,112,868        98,245        27,834
                        ------------- ------------- ------------- -------------
   (Loss) from
    Operations          (  6,777,047) (  6,112,868) (     98,245) (     27,384)

Other (Income) Loss
-------------------
  Interest              (     127,251) (     67,262)          -0-  (      6,314)
  Income from Litigation
   Settlement           (     159,260)      228,740           -0-           -0-
  Miscellaneous Income  (      82,192) (     81,556)          -0-           -0-
                         ------------- ------------- ------------- -------------
   Total Other (Income)
    Loss                (     368,703)       79,922           -0-  (      6,314)
                         ------------- ------------- ------------- -------------
   Net Income (Loss)
   Before Taxes          ($ 6,408,344) ($ 6,192,790) ($    98,245) ($    21,250)
   Provisions for Taxes           -0-           -0-           -0-           -0-
                         ------------- ------------- ------------- -------------
   Net Income (Loss)     ($ 6,408,344) ($ 6,192,790) ($    98,245) ($    21,520)
                         ============= ============= ============= =============
Income (Loss) Per Common
  Share                                ($      1.45) ($      0.29) ($      0.06)
Weighted Average Shares
  Outstanding                             4,259,188       340,600       340,600


 The accompanying notes are an integral part of these financial statements

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                     Statements of Stockholders' Equity
         For the Period May 22, 1986 (Inception) to April 30, 1996

                                            Common Stock      Paid In   Accumulated
                                    Shares        Amount      Capital       Deficit
                               ------------------------------------------------------
Beginning Balance,
May 22, 1986                           -0- $         -0- $        -0-   $       -0-

Common Stock Issued for
Cash May 22, 1986                  100,000        12,500

Cash Contributed by
Public Investors                                  14,322

Net Loss for Year Ended
April 30, 1987                                                          (       532)
                               ------------------------------------------------------

Balance, April 30, 1987            100,000        26,822          -0-   (       532)

Net Loss for Year Ended
April 30, 1988                                                          (    20,472)
                               ------------------------------------------------------
Balance, April 30, 1988            100,000        26,822          -0-   (    21,004)

Cash Contributed by Officer            -0-        10,691

Common Stock Issued for
Cash February 28, 1989             240,600        71,428

Net Loss for Year Ended
April 30, 1989                                                          (    89,362)
                               ------------------------------------------------------
Balance, April 30, 1989            340,600       108,941          -0-   (   110,366)

Net Income for Year
Ended April 30, 1990                                                        194,573
                               ------------------------------------------------------
Balance, April 30, 1990            340,600       108,941          -0-        84,207

Net Loss for Year Ended
April 30, 1991                                                          (    85,269)
                               ------------------------------------------------------
Balance, April 30, 1991            340,600       108,941          -0-   (     1,062)


 The accompanying notes are an integral part of these financial statements

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
               Statements of Stockholders' Equity -Continued-
   For the Period May 22, 1986 (Date of Inception) through April 30, 1996


                                            Common Stock      Paid In   Accumulated
                                    Shares        Amount      Capital       Deficit
                               ------------------------------------------------------
Dividend of No Par Shares          340,600

Net Loss for Year Ended
April 30, 1992                                                          (    57,653)
                               ------------------------------------------------------
Balance, April 30, 1992            681,200       108,941          -0-   (    58,715)

Reverse Split of Shares
Outstanding One for Two           (340,600)

Net Loss for Year Ended
April 30, 1993                                                          (    37,074)
                               ------------------------------------------------------
Balance, April 30, 1993            340,600       108,941          -0-   (    95,789)

Net Loss for Year Ended
April 30, 1994                                                          (    21,520)
                               ------------------------------------------------------
Balance, April 30, 1994            340,600       108,941          -0-   (   117,309)

Capital Contributed by
Stockholder                                       17,917

Capital Contributed by
Default of Public Investor                           128

Net Loss for Year Ended
April 30, 1995                                                         (     98,245)
                               ------------------------------------------------------
Balance, April 30, 1995            340,600       126,986          -0-   (   215,554)

Shares Issued for Cash at
$0.333 Per Share                   600,000       200,000


 The accompanying notes are an integral part of these financial statements

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
               Statements of Stockholders' Equity -Continued-
   For the Period May 22, 1986 (Date of Inception) through April 30, 1996

                                            Common Stock      Paid In   Accumulated
                                    Shares        Amount      Capital       Deficit
                               ------------------------------------------------------
Shares Issued for Note
Receivable $0.291 Per Share      1,082,143       315,000

Shares Issued for Cash at
$0.486 Per Share                   300,000       146,000

Shares Issued for Cash
at $0.50 Per Share               1,100,000       550,000

Shares Issued for Services
at $0.35 Per Share                 100,000        35,000

Shares Issued for Services
at $0.162 Per Share                460,845        75,000

Shares Issued for Debt
Reduction                          197,505        32,140

Shares Issued for Cash
$0.001 Per Share                 3,900,889        39,008

Shares Returned to Company
for Contribution at $0.01
Per Share                     (     90,000) (        900)

Shares Issued for Service
at $0.01 Per Share               1,110,000        11,100

Warrants Issued                                               526,590

Net Loss for Year Ended
April 30, 1996                                                          ( 6,192,790)
                               ------------------------------------------------------
Balance,  April 30, 1996         9,101,982  $  1,529,334  $   526,590   ($6,408,344)
                               ======================================================


 The accompanying notes are an integral part of these financial statemetns

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
             For the Years Ended April 30, 1996, 1995 and 1994
         and the Period May 28, 1986 (Inception) to April 30, 1996


                               Accumulated          1996          1995          1994
                              ------------- ------------- ------------- -------------
Cash flows from
Operating Activities
--------------------
Net Income (Loss)             ($ 6,408,344) ($ 6,192,790) ($    98,245) ($    21,520)
Adjustments to reconcile net
 income (loss) to net cash
 provided:
   Amortization                        160           -0-           -0-           -0-
   Depreciation                     22,394           -0-         1,017         2,399
Non Cash Expenses:
  Warrant Option Fee               526,596       526,596           -0-           -0-
  Consulting Fees                  121,100       121,100           -0-           -0-
  (Increase) Decrease in
   Prepaid Expenses                    -0-           -0-           -0-           -0-
  (Increase) Decrease in
   Deposits                            -0-           500   (       500)          -0-
  Decrease (Increase) in
   Note Receivable                  71,719        71,915           -0-        66,826
  Increase (Decrease) in
   Accounts Payable                151,127       136,157         4,142   (     3,109)
  Increase (Decrease) in
   Accrued Expenses                493,932       493,932           -0-           -0-
  Increase (Decrease) in
   Payroll Taxes                   317,161       317,161           -0-           -0-
                              ------------- ------------- ------------- -------------
    Net Cash Used in
    Operating Activities      (  4,704,155) (  4,525,429) (     93,586)       44,596

Cash Flows from
Investing Activities
--------------------
Purchase of Furniture         (      6,795)          -0-           -0-           -0-
Purchase of Automobile        (     17,035)          -0-           -0-           -0-
Organization Costs            (        160)          -0-           -0-           -0-
                              ------------- ------------- ------------- -------------
    Net Cash Used in
    Investing Activities      (     23,990)          -0-           -0-           -0-



 The accompanying notes are an integral part of these financial statements

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                    Statements of Cash Flows -Continued-
             For the Years Ended April 30, 1996, 1995 and 1994
         and the Period May 28, 1986 (Inception) to April 30, 1996


                                Accumulated          1996          1995          1994
                               ------------- ------------- ------------- -------------
Cash Flows from
Financing Activities
--------------------
Increase (Decrease) in Note
   - Related Party                     -0-           -0-           -0-   (    44,663)
Increase in Notes Payable        3,633,285     3,558,285        75,000           -0-
Cash Received by Default
  of Public Investor                   128           -0-           -0-           -0-
Proceeds from Sale of
 Common Stock                    1,075,379       966,242           -0-           -0-
Cash Proceeds of
 Contributed Capital                19,353           -0-        19,353           -0-
                              ------------- ------------- ------------- -------------
    Net Cash Used by
    Financing Activities         4,728,145     4,524,527        94,353  (     44,663)
                              ------------- ------------- ------------- -------------
    Net Increase (Decrease)
    in Cash                            -0-  (        902)          767  (         67)

    Cash at Beginning
    of Period                          -0-           902           135           202
                              ------------- ------------- ------------- -------------
    Cash at End of Period     $        -0-  $        -0-  $       902   $        135
                               ============= ============= =============  =============
Other Disclosures
-----------------
  Interest Paid               $    720,829  $    703,928  $     1,479   $     3,838
  Taxes                                -0-           -0-          -0-           -0-

Significant Non Cash
Expenditures
---------------------
1,082,143 Shares Issued to
 Acquire Note Receivable           315,000       315,000          -0-           -0-
1,670,845 Shares Issued for
 Consulting Fees                   121,100       121,100          -0-           -0-




 The accompanying notes are an integral part of these financial statements

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                       Notes to Financial Statements

NOTE #1 - Corporate History
---------------------------

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

NOTE #2 - Significant Accounting Policies
-----------------------------------------

A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the services are performed for the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
E.   Inventories:   Inventories are stated at the lower of cost, determined
     by the FIFO method or market.
F.   Depreciation:   The cost of property and equipment is depreciated over
     the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets.
      Depreciation is computed on the straight line method for reporting purposes and for tax purposes.
I.   Estimates:   The preparation of the financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #3 - Long Term Debt
------------------------

Long term debt at April 30, 1995, consists of the following:

         Subordinated Convertible Debenture;
         Due December 31, 1996; Unsecured;
         Interest at 10% Per Annum.                            $  75,000

Subordination

Payment of the principal and interest on this debenture is expressly subordinated to the payment of all indebtedness (and all extensions and renewals thereof), both principal and interest, of obligor incurred or created before, on or after the issue date hereof, to any bank, institutional lender, savings and loan association, finance company or other financial institution unless such indebtedness is, by its terms, expressly made junior to or on a parity with, in right of payment, this debenture.

Conversion

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

1. If the debenture is converted within 90 days following the issue date, inclusive, the conversion price will be $1.00 per share.
2. If the debenture is converted at any time after the 90 day period, but on or before the first anniversary of the issue date, the conversion price shall not exceed $1.50 per share.
3. The conversion price shall in no event be less that $0.70 per share.

NOTE #4 - Going Concern
-----------------------

As disclosed in the Independent Auditors Report letter there is considerable doubt concerning the Company's ability to continue as a going concern. The Company currently seeks to raise capital for additional business opportunity through the issuance of additional common stock.

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #5 - Notes Payable
-----------------------


Short Term:

The Company has notes payable to a commercial bank and individual lenders as follows:

                                                                                1996
                                                                         ------------
Commercial Bank, Due Date August 21, 1995,
 Interest Rate 10.5%                                                    $    167,582
Individual #1, Due Date August 12, 1996,
 Interest Rate 15.0%                                          100,000
 Due Date February 13, 1996, Interest Rate 15%                200,000       300,000
Individual #2, Due Date October 13, 1996,                 ------------
 Interest Rate 15%                                                          200,000
Individual #3, Due Date January 5, 1996,
 Interest Rate 15%                                             50,000
 Due Date January 6, 1996, Interest Rate 15%                   50,000
 Due Date December 15, 1996, Interest Rate 15%                 45,000       145,000
Individual #4, Due Date April 15, 1997,                   ------------
 Interest Rate 22.%                                                         245,000
Individual #5, Due Date December 22, 1995,
 Interest Rate 15%                                                           10,000
Individual #6, Judgement Granted                                             50,000
Individual #7, Due on Demand, Interest Rate 12.5%                            90,467
Individual #8, Due on Demand, Interest Rate 12.5%                            82,200
Individual #9, Due on Demand, Interest Rate 12.5%                             7,100
Individual #10, Due on Demand, Interest Rate 15%                             10,000
Individual #11, Due Date May 29, 1996,
 Interest Rate 10%                                            150,000
 Due Date March 9, 1996, Interest Rate 15%                    137,500       287,500
Individual #12, Due on Demand, Interest Rate 10%          ------------      350,000
Individual #13, Due on Demand, Interest Rate 12%                            100,000
Individual #14, Due on Demand, Interest Rate 10%                             75,000
Individual #15, Due on Demand, Interest Rate 12%                            120,000
Individual #16, Due on Demand, Interest Rate 10%                            420,993
                                                                        ------------
     Total Notes Payable                                                $ 2,660,842
                                                                        ============

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #6 - Warrants and Options Outstanding
------------------------------------------

The Company has issued warrants to various individuals and firms as per the following schedules.

                         Number of    Exercise       Date of       Date of
                          Warrants       Price         Issue    Expiration
                       ------------ ----------- ------------- -------------
                           100,000  $     0.01      01/12/95      10/31/98
                            60,000        0.01      06/21/95      06/30/98
                           150,000        0.01      08/01/95      08/30/98
                            75,000        0.01      09/01/95      08/30/98
                         2,100,000        0.01      09/20/95      08/30/98
                         1,100,000        0.01      09/21/95      06/30/98
                           200,000        0.01      11/07/95      10/31/98
                           100,000        0.01      11/08/95      10/31/98
                           200,000        0.01      11/13/95      10/31/98
                            75,000        0.01      11/15/95      10/31/98
                            50,000        0.01      11/16/95      11/30/98
                            50,000        0.01      12/06/95      11/30/98
                            50,000        0.01      12/06/95      11/30/98
                           250,000        0.01      01/30/96      11/30/98
                           211,111        0.01      03/12/96      11/30/98
                           116,667        0.01      03/21/96      11/30/98
                           731,667        0.01      03/21/96      11/30/98
                       ------------ ----------- ------------- -------------
                         5,619,445
                       ============

The warrants outstanding when audited to the weighted average shares outstanding would be 14,721,427 shares issued or committed to be issued.
To present loss per share based upon the shares issued and warrants issued would be antidilutive. Therefore, no presentation is made other than the basic loss per share based upon the actual shares issued.

NOTE #7 - Related Party Transactions
------------------------------------
The Company paid to its former President $7,200 as consulting fees during the years ended April 30, 1995.




                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #8 - Federal Income Taxes
------------------------------

The Company has net operating loss carryforwards for income tax purposes as follows:

                                                                Expiration
                                 Year of Loss       Amount            Date
                           ------------------------------------------------
                               April 30, 1991  $     1,062      2006
                               April 30, 1992       57,653      2007
                               April 30, 1993       36,917      2008
                               April 30, 1994       21,520      2009
                               April 30, 1995       98,520      2010
                               April 30, 1996    6,112,868      2011

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expenses. Net operating losses would create possible tax
assets in future years.   Due to the uncertainty as to the utilization of
net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

                                                       1996        1995         1994
                                                 ----------- -----------  -----------
Current Tax Asset Value of Net Operating Loss
Carryforwards at Current Prevailing Federal
     Tax Rate                                   $ 2,178,837  $   67,316  $    29,000
     Evaluation Allowance                       ( 2,178,837) (   67,316) (    29,000)
                                                 ----------- -----------  -----------
          Net Income Tax Benefit                        -0-         -0-          -0-
          Current Income Tax Expense                    -0-         -0-          -0-
          Deferred Income Tax Benefit                   -0-         -0-          -0-

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-


NOTE #9- Litigation
-------------------

The Company is not currently subject to any material legal proceedings.

The Company has been a defendant in legal proceedings at various times in the past and has outstanding balances as follows;

                                                                               1996
                                                                       -------------
Judgment in the United States District Court of Nebraska, Douglas
  County, Doc. #959 No. 864, Russell Barger Plaintiff vs., Aden
  Enterprises, Inc., Et. Al., Petition Filed April 2, 1997                  110,930
Judgment in the United States District Court of Nebraska, Douglas
  County, Doc. #956, No. 36, Matthew A. Gohd Plaintiff vs., Aden
  Enterprises, Inc., Et. Al., Petition Filed November 27, 1996,
  Judgment includes Accrued Interest of $41,891                             200,000
Judgment in the United States District Court of Nebraska, Douglas
  County, Doc., 958, No. 177, Value Partners LTD., Plaintiff vs.,
  Aden Enterprises, Inc., Et. Al., Petition Filed February 12, 1997         482,773
Judgment in the United States Eighteenth Judicial Circuit, County of
  Du Page State of Illinois, Doc., 0256, Primary Resources, Inc.,
  Plaintiff vs. Aden Enterprises, Inc., Et. Al., Filed March 8, 1996        178,740
                                                                        -------------
    Total                                                               $   972,443
                                                                        =============

NOTE #10 - Contingencies
------------------------

The Company entered into an agreement with Data Duplicating Corporation and its shareholders on July 31, 1996, for the Company to acquire 80% of the outstanding stock of Data Duplicating Corporation in exchange for common stock of Aden Enterprises, Inc. In addition, the Company was to contribute a total of $250,000.00 as additional capital in Data Duplicating Corporation. Also, the Company agreed to cause certain shareholders of Data Duplicating Corporation to be relieved of their personal liability for sums due by DDC to Nebraska State Bank and Mid City Bank, Omaha, Nebraska. The Company contributed the sum of $100,000.00, but failed to contribute the additional $150,000.00 committed under the referenced agreement and failed to remove the shareholders of DDC's guarantees of DDC's indebtedness to Mid City Bank and Nebraska State Bank. As a result of the foregoing, the transaction has not been consummated.

Aden has guaranteed a Promissory Note of ITS International, Inc., to Nebraska State Bank which note has a current balance of $177,079.56. The
note is in default as of this date.   The Company has made provision of
$167,582 for this note on its books at April 30, 1996.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information concerning the age, current positions with the Company, and term of office as a director and period of service as such, for all of the directors of the Company, as of April 30, 2000:

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

     During the fiscal year ended April 30, 1996, the Board of Directors included, in addition to Mr. Luther, Dennis Blackman and Brian A. Barger. Mr. Blackman resigned from the Board of Directors in or about July, 1996. Mr. Barger resigned from the Board of Directors on October 30, 1996.

ITEM 11. EXECUTIVE COMPENSATION.

     During the three years ended April 30, 1996, no current executive officer of the Company received any compensation. However, the Company paid to its former President $7,200 as consulting fees during the years ended April 30, 1995.

     The Company has no retirement, pension, profit-sharing, insurance, or medical reimbursement plan covering its officers or employees. The Company has not entered into any employment agreements with any of the named executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)  Security Ownership of Certain Beneficial Owners.

     As of July 20, 2000, there were 317,921,396 shares of the Company's common stock outstanding. The following table sets forth information regarding the beneficial ownership of the Company's common shares by shareholders holding or controlling five percent (5%) or more of its outstanding voting securities.


                                  Amount of
                                 Beneficial
                               Ownership of
                            Common Stock as   Percent of
Name and Address              of 07/20/2000        Total
----------------               ------------        -----


Michael S. Luther (1)             45,702,629       14.38%
1611 So. 91st Avenue
Omaha, Nebraska 68124

Daniel A. Koch (2)                56,509,357       17.77%
12905 Lafayette Ave
Omaha, Nebraska 68154

MercExchange, LLC(3)              58,000,000       18.24%
8408 Washington Avenue
Alexandria, VA 22309



         (b)Security Ownership of Management.

         The following table sets forth information regarding the beneficial ownership of the Company's common shares by its directors, the Company's Chief Executive Officer and the Company's only other executive officer, and the directors and executive officers as a group.



                                                  Amount of
                                                 Beneficial
                                               Ownership of
                                            Common Stock as    Percent of
Name and Address                              of 07/20/2000      Total
----------------                              -------------      -----


Michael S. Luther (1)                            45,702,629       14.38%
Chairman and Chief Executive Officer
1611 So. 91st Avenue
Omaha, Nebraska 68124

Judith E. Sundberg                                1,771,853        0.56%
Director
c/o 13314 "I" Street
Omaha, Nebraska 68137

Donald E. Rokusek                                 1,142,857        0.36%
Director
c/o 13314 "I" Street
Omaha, Nebraska 68137

Directors and Executive Officers                 48,617,339      15.30%
as a group (3 individuals)




(1) In order to issue shares of Common Stock with respect to certain commitments made to various third parties, the Company redeemed 38,438,316 shares of its Common Stock from Mr. Luther. The Company committed to reissue such shares to Mr. Luther subject to the approval of the amendment to Article IV of its Articles of Incorporation. The amendment to the articles of incorporation was effective February 25, 2000. Furthermore, on September 21, 1999, the Company agreed to issue a warrant to Mr. Luther which grants him the right to purchase 50,000,000 shares of Common Stock at an exercise price of $0.15 per share. This warrant expires on September 21, 2001. At the time this warrant was issued, the fair market value of each share of Common Stock was determined by the Company's board of directors to be $0.038.

(2) In order to issue shares of Common Stock with respect to certain commitments made to various third parties, the Company redeemed 13,366,188 shares of its Common Stock from Mr. Koch. The Company committed to reissue such shares to Mr. Koch subject to the approval of the amendment to Article IV of its Articles of Incorporation. The amendment to the articles of incorporation was effective February 25, 2000. On November 15, 1998, the Company agreed to issue a warrant to Mr. Koch which grants him the right to purchase 43,000,000 shares of Common Stock at an exercise price of $0.001 per share. At the time this warrant was issued, the fair market value of each share of Common Stock was determined by the Company's board of directors to be $0.011. This warrant expires on November 14, 2000. On September 21, 1999, the Company agreed to issue a warrant to Mr. Koch which grants him the right to purchase 50,000,000 shares of common stock at an exercise price of $0.15 per share. At the time this warrant was issued, the fair market value of each share of Common Stock was determined by the Company's board of directors to be $0.038. This warrant expires on September 21, 2001.

(3) MercExchange, LLC is a Virginia limited liability company owned and controlled by Thomas Woolston, the Company's former Chief Technology Officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company paid to its former President $7,200 as consulting fees during the three years ended April 30, 1995.

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

         (b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the Company's fiscal year ending April 30, 1996:

         None.

         (c) Exhibit Listing

EXHIBIT
NUMBER   DESCRIPTION

3.1 Articles of Incorporation (1)

3.2 Bylaws (1)

27.1 Financial Data Schedule


(1) Incorporated by reference to Registration Statement under Form S-18 (No. 33-7494-LA).

                                  SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF OMAHA, STATE OF NEBRASKA, ON JULY 21, 2000.
                                                     ADEN ENTERPRISES, INC.


                                    By:  /s/ Michael S. Luther
                                             Michael S. Luther
                                             Chief Executive Officer


  PURSUANT TO THE  REQUIREMENTS  OF THE  SECURITIES  EXCHANGE ACT OF 1934,  THIS
REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON JULY 21, 2000.

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