Form 10-K
period 1997-04-30
ADEN ENTERPRISES INC
filed 2000-07-24
CIK 798538

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 1997

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's report under Form 8-K dated June 21, 1996 and of the registrant's Registration Statement on Form S-18 and all amendments thereto (Registration No. 33-7494-LA) (the "Registration Statement") are incorporated by reference in Parts I and IV of this Report.

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

     The Company incorporates by this reference the information set forth in its report under Form 8-K dated June 21, 1996.

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

ITEM 3.  LEGAL PROCEEDINGS

     During the fiscal year ended April 30, 1997, the Company was a party to certain legal proceedings as set forth at Note 10 to the Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a shareholder vote from April 30, 1996 through April 30, 1997.

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

     Until July 2, 1999, the Company's Common Stock was quoted on the OTC Bulletin Board (trading symbol "ADEN") operated by the National Association of Securities Dealers. As of that date, the Company's Common Stock was ineligible for further quotation on the OTC Bulletin Board because the Company was not current in its reports with the United States Securities and Exchange Commission (the "SEC"). Since July 2, 1999, the Company's Common Stock has been quoted on the so-called "pink sheets" maintained by the National Quotation Bureau. During the fiscal year ended April 30, 1997, there was no signficant trading of the Company's Common Stock.

         (b)      Holders.

     As of July 20, 2000, the Company's Common Stock was held by approximately 302 holders.

         (c)      Dividends.

         The Company has never paid cash dividends on its Common Stock, and anticipates that it will continue to retain its earnings, if any, to finance the growth of its business.

         (d)      Recent Sales of Unregistered Securities.

     During the fiscal year ended April 30, 1997, the Company issued in the aggregated 8,687,087 shares of its Common Stock which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), as set forth in the Statement of Stockholders' Equity. The issuance of securities described above in this paragraph (d) of Item 5 were deemed exempt from registration under the Securities Act in reliance on Section 4 (2) of the Securities Act as transactions by an issuer not involving any public offering. Such securities are subject to the restrictions of Rule 144 under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     During the five years ended April 30, 1997, the Company did not conduct any
material  operations.  The  Company  does  not  believe,   therefore,  that  any
meaningful financial information can be provided in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the five years ended April 30, 1997, the Company did not conduct any
material  operations.  The  Company  does  not  believe,   therefore,  that  any
meaningful financial information can be provided in response to this item.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA










                           Aden Enterprises, Inc.
                       (A Development Stage Company)

                            Financial Statements

                               April 30, 1997
                                     &
                               April 30, 1996

/Letterhead/
                           Schvaneveldt & Company
                        Certified Public Accountant
                     275 East South Temple, Suite #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392


Darrell T. Schvaneveldt, C.P.A.







                        INDEPENDENT AUDITORS REPORT
                        ----------------------------

Board of Directors
Aden Enterprises, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of Aden Enterprises, Inc., (A Development Stage Company) as of April 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended April 30, 1997, 1996 and 1995 and for the period from May 28, 1986 (inception) to April 30, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, financial position of Aden Enterprises, Inc., as of April 30, 1997 and 1996, and the results of its operations and its cash flows for the years ending April 30, 1997, 1996 and 1995 and from May 28, 1986 (inception) to April 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has an accumulated deficit and a negative net worth at April 30, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Schvaneveldt & Company
Salt Lake City, Utah
October 13,1999

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                               Balance Sheets
                          April 30, 1997 and 1996

                                                       1997          1996
                                                ------------  ------------
    Assets

Current Assets
--------------
  Cash in Banks                                 $       280   $       -0-
                                                ------------  ------------
    Total Current Assets                                280           -0-

Other Assets
------------
  Receivable Officer                                    -0-         5,137
  Accounts Receivable - Related Party                   -0-       237,948
                                                ------------  ------------
    Total Other Assets                                  -0-       243,085
                                                ------------  ------------
    Total Assets                                $       280   $   243,085
                                                ============  ============


 The accompanying notes are an integral part of these financial statements

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                         Balance Sheets -Continued-
                          April 30, 1997 and 1996

                                                       1997          1996
                                                ------------  ------------
    Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                              $   351,275   $   151,127
  Accrued Interest (Note #7)                      1,299,461       493,932
  Payroll Taxes Payable (Note #5)                   457,944       317,161
  Notes Payable (Note #4)                         2,712,195     2,660,842
  Judgement Payable (Note #10)                      981,444       972,443
  Stock Subscriptions (Note #6)                      35,000           -0-
  Forbearance Payable (Note #8)                     328,742           -0-
                                                ------------  ------------
    Total Current Liabilities                     6,166,061     4,595,505

Stockholders' Equity
--------------------
  Common Stock 100,000,000 Shares Authorized;
   17,789,069, & 9,101,982 Shares Issued &
   Outstanding No Par Value Respectively          1,903,567     1,529,334
  Paid In Capital Warrants                          534,929       526,590
  Income (Deficit) Accumulated
   in the Development Stage                     ( 8,604,277)  ( 6,408,344)
                                                ------------  ------------
    Total Stockholders' Equity                  ( 6,165,781)  ( 4,352,420)
                                                ------------  ------------
    Total Liabilities And
    Stockholders' Equity                        $       280   $   243,085
                                                ============  ============




 The accompanying notes are an integral part of these financial statements

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                          Statements of Operations
             For the Years Ended April 30, 1997, 1996 and 1995
         and the Period May 28, 1986 (Inception) to April 30, 1997

                          Accumulated          1997         1996          1995
                         ------------  ------------ ------------  ------------
Income                   $       -0-  $        -0-  $       -0-   $       -0-
------

Expenses
--------
 Consultant Fees             722,923        96,088      469,109        57,665
 Wages                         9,600           -0-          -0-           -0-
 Amortization                    160           -0-          -0-           -0-
 Depreciation                 22,394           -0-          -0-         1,017
 Accounting & Legal          504,083        54,289      183,158        18,046
 Management Fee               15,643           -0-          -0-           -0-
 Rent                         85,968        20,060        7,200        12,900
 Travel                      184,923        39,020      100,047         2,084
 Office & Printing            39,676        13,128       12,431           225
 Telephone                    32,597        16,415        3,342           -0-
 Other Expenses               16,321         1,386  (     1,621)        4,829
 Automobile                    4,270           -0-          -0-           -0-
 Interest                  1,578,499       857,670      703,928         1,479
 Taxes                       462,321       140,783      321,538           -0-
 Loss on Investment
   in Subsidiary              22,772           -0-          -0-           -0-
 Investment Losses         4,211,684       424,544    3,787,140           -0-
 Forbearance Expense         445,225       445,225          -0-           -0-
 Warrant/Option Expense      534,935         8,339      526,596           -0-
                         ------------  ------------ ------------  ------------
   Total Expenses          8,893,994     2,116,947    6,112,868        98,245
                         ------------  ------------ ------------  ------------
   (Loss) from
    Operations          (  8,893,994) (  2,116,947) ( 6,112,868)  (    98,245)

Other (Income) Loss
-------------------
 Interest               (     152,251) (     25,000) (    67,262)          -0-
 Income from Litigation
   Settlement           (      54,974)      104,286      228,740           -0-
 Miscellaneous Income   (      82,492) (        300) (    81,556)          -0-
                         ------------- ------------- ------------  ------------
   Total Other (Income)
    Loss                (     289,717)       78,986       79,922           -0-

   Net Income (Loss)
   Before Taxes         ( $ 8,604,277) ($ 2,195,933) ($6,192,790)  ($   98,245)
   Provisions for Taxes           -0-           -0-          -0-           -0-
                          ------------  ------------ ------------  ------------
   Net Income (Loss)     ($ 8,604,277) ($ 2,195,933) ($6,192,790)  ($   98,245)
                          ============  ============ ============  ============
Income (Loss) Per Common
  Share                                ($      0.16) ($     1.45)  ($     0.29)
Weighted Average Shares
  Outstanding                            13,445,525    4,259,188       340,600


 The accompanying notes are an integral part of these financial statements

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                     Statements of Stockholders' Equity
         For the Period May 22, 1986 (Inception) to April 30, 1997

                                        Common Stock      Paid In   Accumulated
                                    Shares      Amount    Capital       Deficit
                              --------------------------------------------------
Beginning Balance,
May 22, 1986                           -0- $       -0- $      -0-   $       -0-

Common Stock Issued for Cash
May 22, 1986                       100,000      12,500

Cash Contributed by Public
 Investors                                      14,322

Net Loss for Year Ended
April 30, 1987                                                      (       532)
                              --------------------------------------------------
Balance, April 30, 1987            100,000      26,822        -0-   (       532)

Net Loss for Year Ended
April 30, 1988                                                      (    20,472)
                              --------------------------------------------------
Balance, April 30, 1988            100,000      26,822        -0-   (    21,004)

Cash Contributed by Officer            -0-      10,691

Common Stock Issued for Cash
February 28, 1989                  240,600      71,428

Net Loss for Year Ended
April 30, 1989                                                      (    89,362)
                              --------------------------------------------------
Balance, April 30, 1989            340,600     108,941        -0-   (   110,366)

Net Income for Year
Ended April 30, 1990                                                   194,573
                              --------------------------------------------------
Balance, April 30, 1990            340,600     108,941        -0-        84,207

Net Loss for Year Ended
April 30, 1991                                                      (    85,269)
                              --------------------------------------------------
Balance, April 30, 1991            340,600     108,941        -0-   (     1,062)



 The accompanying notes are an integral part of these financial statements

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
               Statements of Stockholders' Equity -Continued-
   For the Period May 22, 1986 (Date of Inception) through April 30, 1997

                                        Common Stock      Paid In   Accumulated
                                    Shares      Amount    Capital       Deficit
                              --------------------------------------------------
Dividend of No Par Shares          340,600

Net Loss for Year Ended
April 30, 1992                                                      (    57,653)
                              --------------------------------------------------

Balance, April 30, 1992            681,200     108,941        -0-   (    58,715)

Reverse Split of Shares
Outstanding One for Two           (340,600)

Net Loss for Year Ended
April 30, 1993                                                      (    37,074)
                              --------------------------------------------------
Balance, April 30, 1993            340,600     108,941        -0-   (    95,789)

Net Loss for Year Ended
April 30, 1994                                                      (    21,520)
                              --------------------------------------------------
Balance, April 30, 1994            340,600     108,941        -0-   (   117,309)

Capital Contributed by
Stockholder                                     17,917

Capital Contributed by
Default of Public Investor                         128

Warrants Issued                                           123,095

Net Loss for Year Ended
April 30, 1995                                                     (     98,245)
                             --------------------------------------------------
Balance, April 30, 1995            340,600     126,986    123,095   (   215,554)

Shares Issued for Cash at
$0.333 Per Share                   600,000     200,000





 The accompanying notes are an integral part of these financial statements

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
               Statements of Stockholders' Equity -Continued-
   For the Period May 22, 1986 (Date of Inception) through April 30, 1997

                                       Common Stock       Paid In   Accumulated
                                    Shares      Amount    Capital       Deficit
                              --------------------------------------------------

Shares Issued for Note
Receivable $0.291 Per Share      1,082,143     315,000

Shares Issued for Cash at
$0.486 Per Share                   300,000     146,000

Shares Issued for Cash
at $0.50 Per Share               1,100,000     550,000

Shares Issued for Services
at $0.35 Per Share                 100,000      35,000

Shares Issued for Services
at $0.162 Per Share                460,845      75,000

Shares Issued for Debt
Reduction                          197,505      32,140

Shares Issued for Cash
$0.001 Per Share                 3,900,889      39,008

Shares Returned to Company
for Contribution at $0.01
Per Share                      (    90,000) (      900)

Shares Issued for Service
at $0.01 Per Share               1,110,000      11,100

Warrants Issued                                           403,495

Net Loss for Year Ended
April 30, 1996                                                      ( 6,192,790)
                              --------------------------------------------------
Balance,  April 30, 1996        9,101,982   1,529,334    526,590   ( 6,408,344)

Shares Issued for Cash at
$0.01 Per Share                   658,333       6,583


 The accompanying notes are an integral part of these financial statements

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
               Statements of Stockholders' Equity -Continued-
   For the Period May 22, 1986 (Date of Inception) through April 30, 1997

                                       Common Stock       Paid In   Accumulated
                                    Shares      Amount    Capital       Deficit
                              --------------------------------------------------
Shares Issued for Services
at $0.01 Per Share                 116,667       1,167

Shares Issued for Cash at
$0.05 Per Share                  5,000,000     250,000

Shares Issued for
Forbearance at $0.04
Per Share                          290,000      11,600

Shares Issued for Forbearance
at $0.04 Per Share               2,622,087     104,883

Cost of Warrants Issued                                     8,339

Net Loss for Year Ended
April 30, 1997                                                      ( 2,195,933)
                             --------------------------------------------------
Balance, April 30, 1997         17,789,069  $1,903,567  $ 534,929   ($8,604,277)
                             ==================================================



 The accompanying notes are an integral part of these financial statements

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
             For the Years Ended April 30, 1997, 1996 and 1995
         and the Period May 28, 1986 (Inception) to April 30, 1997

                              Accumulated         1997          1996          1995
                              ------------ ------------  ------------  ------------

Cash flows from
Operating Activities
--------------------
Net Income (Loss)             ($ 8,604,277) ($ 2,195,933) ($6,192,790)  ($   98,245)
Adjustments to Reconcile Net
  Income (Loss) to Net Cash
  Provided:
  Amortization                         160           -0-          -0-           -0-
   Depreciation                     22,394           -0-          -0-         1,017
   Loss on Investment              315,000           -0-          -0-           -0-
Non Cash Expenses:
  Warrant Option Fee               534,935         8,339      526,596           -0-
  Consulting Fees                  122,267         1,167      121,100           -0-
  Forbearance Expense              232,403       232,403          -0-           -0-
  (Increase) Decrease in
   Prepaid Expenses                    -0-           -0-          -0-           -0-
  (Increase) Decrease in
   Deposits                            -0-           -0-          500   (       500)
  Decrease (Increase) in
   Note Receivable                     -0-       237,948       71,915           -0-
  Increase (Decrease) in
   Accounts Payable                351,275       200,151      136,157         4,142
  Increase (Decrease) in
   Accrued Expenses              1,299,461       805,529      493,932           -0-
  Increase (Decrease) in
   Payroll Taxes                   457,944       140,783      317,161           -0-
  Decrease (Increase) in
   Receivable Officer                  -0-         5,137          -0-           -0-
  Increase (Decrease) in
   Forbearance Payable             212,859       212,889          -0-           -0-
                               ------------  ------------ ------------  ------------
   Net Cash Used in
   Operating Activities       (  5,055,579)  (   351,657) ( 4,525,429)   (   93,586)

Cash Flows from
Investing Activities
--------------------
Purchase of Furniture         (      6,795)          -0-          -0-           -0-
Purchase of Automobile        (     17,035)          -0-          -0-           -0-
Organization Costs            (        160)          -0-          -0-           -0-
                               ------------  ------------ ------------  ------------
   Net Cash Used in
   Investing Activities       (     23,990)          -0-          -0-           -0-


 The accompanying notes are an integral part of these financial statemetns

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                    Statements of Cash Flows -Continued-
             For the Years Ended April 30, 1997, 1996 and 1995
         and the Period May 28, 1986 (Inception) to April 30, 1997

                                Accumulated         1997         1996          1995
                                ------------ ------------ ------------  ------------
Cash Flows from
Financing Activities
--------------------
Increase (Decrease) in Note
   - Related Party                     -0-           -0-          -0-           -0-
Increase in Notes Payable        3,693,639        60,354    3,558,285        75,000
Cash Received by Default
  of Public Investor                   128           -0-          -0-           -0-
Proceeds from Sale of Common
  Stock                          1,331,729       256,583      966,242           -0-
Cash Proceeds of Contributed
  Capital                           19,353           -0-          -0-        19,353
Increase in Stock Subscription
  Payable                           35,000        35,000          -0-           -0-
                               ------------  ------------ ------------  ------------
   Net Cash Used by
   Financing Activities          5,079,849       351,937    4,524,527        94,353
                               ------------  ------------ ------------  ------------
     Net Increase (Decrease)
     in Cash                           280           280  (       902)          767

     Cash at Beginning of
     Period                            -0-           -0-          902           135
                               ------------  ------------ ------------  ------------
     Cash at End of Period     $       280   $       280  $       -0-   $       902
                               ============  ============ ============  ============
Other Disclosures
-----------------
  Interest Paid                $ 1,578,499   $   857,670  $   703,928   $     1,479
  Taxes                                -0-           -0-          -0-           -0-

Significant Non Cash
Expenditures
--------------------

1,082,143 Shares Issued to
  Acquire Note Receivable         315,000            -0-      315,000           -0-
1,670,845 Shares Issued for
  Consulting Fees                 121,100            -0-      121,100           -0-
116,667 Shares Issued for
  Consulting Fees                   1,167          1,167          -0-           -0-
2,912,087 Shares Issued for
  Forbearance Fees                116,483        116,483          -0-           -0-



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

NOTE #2 - Significant Accounting Policies
-----------------------------------------

A.   The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the services are performed for the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Basic Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.
E.   Inventories:   Inventories are stated at the lower of cost, determined
     by the FIFO method or market.
F.   Depreciation:   The cost of property and equipment is depreciated over
     the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets.
      Depreciation is computed on the straight line method for reporting purposes and for tax purposes.
I.   Estimates:   The preparation of the financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #3 - Going Concern
-----------------------

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

The Company's President has personally guaranteed the Company's current debt. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #4 - Notes Payable
------------------------

Short Term:

The Company has notes payable to a commercial bank and individual lenders as follows:

                                                       1997                    1996
                                                 -----------             -----------
Commercial Bank, Due Date August 21,
  1995, Interest Rate 10.5%                     $   165,732             $    167,582
Individual #1, Due Date August 12,
  1996, Interest Rate 15.0%            100,000                100,000
Due Date February 13, 1996, Interest
  Rate 15%                             200,000      300,000   200,000       300,000
Individual #2, Due Date October 13,    --------               --------
  1996, Interest Rate 15%                           200,000                 200,000
Individual #3, Due Date January 5,
1996, Interest Rate 15%                 50,000                 50,000
  Due Date January 6, 1996,
   Interest Rate 15%                    50,000                 50,000
  Due Date December 15, 1996,
   Interest Rate 15%                    45,000      145,000    45,000       145,000
Individual #4, Due Date April 15,      --------               --------
1997, Interest Rate 22.%                            245,000                 245,000
Individual #5, Due Date December 22,
  1995, Interest Rate 15%                            37,500                  10,000
Individual #6,                                       50,000                  50,000
Individual #7, Due on Demand,
  Interest Rate 12.5%                                81,330                  90,467
Individual #8, Due on Demand,
  Interest Rate 12.5%                                82,200                  82,200
Individual #9, Due on Demand,
  Interest Rate 12.5%                                 7,100                   7,100
Individual #10, Due on Demand,
  Interest Rate 15%                                   5,000                  10,000
Individual #11, Due Date May 29,
  1996, Interest Rate 10%               22,500                150,000
  Due Date March 9, 1996, Interest
   Rate 15%                            137,500      160,000   137,500       287,500
Individual #12, Due on Demand,         --------               --------
  Interest Rate 10%                                 350,000                 350,000
Individual #13, Due on Demand,
  Interest Rate 12%                                 100,000                 100,000
Individual #14, Due on Demand,
  Interest Rate 10%                                  72,054                  75,000
Individual #15, Due on Demand,
  Interest Rate 12%                                 120,000                 120,000
Individual #16, Due on Demand,
  Interest Rate 10%                                 420,993                 420,993
Individual #17, Due on Demand,
  Interest Rate 11%                                  10,000                     -0-
Individual #18, Due on Demand,
  Interest Rate 12.5%                                20,000                     -0-



                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #4 - Notes Payable -Continued-
------------------------------------


                                                       1997                    1996
                                                 -----------             -----------

Individual #19, Due on Demand,
  Interest Rate 11%                                   5,000                     -0-
Individual #20, Due on Demand,
  Interest Rate 11%                                   8,000                     -0-
Individual #21, Due on Demand,
  Interest Rate 11%                                   5,000                     -0-
Individual #22, Due on Demand,
  Interest Rate 11%                                   8,000                     -0-
Individual #23, Due on Demand,
  Interest Rate 11%                                   5,000                     -0-
Individual #24, Due on Demand,
  Interest Rate 12%                                 104,286                     -0-
Individual #25, Due on Demand,
  Interest Rate 12%                                   5,000                     -0-
                                                 -----------             -----------
  Total Notes Payable                           $ 2,712,195             $ 2,660,842
                                                 ===========             ===========


NOTE #5 - Payroll Taxes
-----------------------
Resulting from a failed acquisition in 1996 the Company has been identified as a responsible party by the Internal Revenue Service for unpaid payroll taxes of $311,020. Penalties and interest of $146,924 have been accrued on these taxes.

NOTE #6 - Unissued Common Stock
-------------------------------

In 1997, the Company received $35,000 for payment of 100,000 shares of common stock and in 1999 $483,000 was received for payment of approximately 5,800,000 of shares of common stock. The Company has not directed its transfer agent to issue the shares and currently does not have authorized but unissued shares available to issue the purchaser.

NOTE #7 - Interest Payable
--------------------------

The Company has not paid the accrued interest on the notes payable presented in Note #4. Interest at the debt rate and penalty interest has been accrued and represents $1,299,461 at April 30, 1997 and $493,932 at April 30, 1996. These amounts have been personally guaranteed by the Company's President.

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-


NOTE #8 - Forbearance Fees Payable
----------------------------------

The notes payable as disclosed in Note #4, have all been defaulted upon by the Company. The Company has made commitments to the note holders of additional amounts to be repaid for an extension of the payment of accrued interest and principal of the notes. These forbearance fees commitments are $328,742 for April 30, 1997.

NOTE #9 - Federal Income Taxes
------------------------------

The Company has net operating loss carryforwards for income tax purposes as follows:


                                                                Expiration
                                     Year of Loss      Amount         Date
                                -------------------------------------------
                                   April 30, 1991  $    1,062         2006
                                   April 30, 1992      57,653         2007
                                   April 30, 1993      36,917         2008
                                   April 30, 1994      21,520         2009
                                   April 30, 1995      98,520         2010
                                   April 30, 1996   6,192,790         2011
                                   April 30, 1997   2,195,933         2012


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


                                                        1997          1996
                                                 ------------  ------------
     Current Tax Asset Value of Net
      Operating Loss Carryforwards at
      Current Prevailing Federal Tax Rate       $  2,925,454  $  2,178,837
     Evaluation Allowance                       (  2,925,454) (  2,178,837)
                                                 ------------  ------------
          Net Income Tax Benefit                         -0-           -0-
          Current Income Tax Expense                     -0-           -0-
          Deferred Income Tax Benefit                    -0-           -0-

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-


NOTE #10- Litigation
--------------------

The Company is not currently subject to any material legal proceedings.

The Company has been a defendant in legal proceedings at various times in the past and has outstanding balances as follows;

                                                                  1997          1996
                                                           ------------  ------------
Judgment in the United States District Court of Nebraska,
 Douglas County, Doc. #959 No. 864, Russell Barger
 Plaintiff vs., Aden Enterprises, Inc., Et. Al., Petition
 Filed April 2, 1997                                      $    119,931  $    110,930
Judgment in the United States District Court of Nebraska,
 Douglas County, Doc. #956, No. 36, Matthew A. Gohd
 Plaintiff vs., Aden Enterprises, Inc.,  Et. Al., Petition
 Filed November 27, 1996, Judgment includes Accrued
 Interest of $41,891                                           200,000       200,000
Judgment in the United States District Court of Nebraska,
 Douglas County, Doc., 958, No. 177, Value Partners LTD.,
 Plaintiff vs., Aden Enterprises, Inc., Et. Al., Petition
 Filed February 12, 1997                                       482,773       482,773
Judgment in the United States Eighteenth Judicial Circuit,
 County of Du Page State of Illinois, Doc., 0256, Primary
 Resources, Inc., Plaintiff vs. Aden Enterprises, Inc.,
 Et. Al., Filed March 8, 1996                                  178,740       178,740
                                                           ------------  ------------
  Total                                                   $    981,444  $    972,443
                                                           ============  ============


NOTE #11 - Contingencies
------------------------

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

Aden has guaranteed a Promissory Note of ITS International, Inc., to Nebraska State Bank which note has a current balance of $177,079.56. The
note is in default as of this date.   The Company has made provision of
$165,732 for this note on its books at April 30, 1997.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company hereby incorporates by this reference Item 4 of its report under Form 8-K dated June 21, 1996.


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

     During the fiscal year ended April 30, 1997, the Board of Directors included, in addition to Mr. Luther, Dennis Blackman and Brian A. Barger. Mr. Blackman resigned from the Board of Directors in or about July, 1996. Mr. Barger resigned from the Board of Directors on October 30, 1996.

ITEM 11. EXECUTIVE COMPENSATION.

     During the three years ended April 30, 1997, no current executive officer of the Company received any compensation. However, the Company paid to its former President $7,200 as consulting fees during the years ended April 30, 1995.

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

         (b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the Company's fiscal year ending April 30, 1997:

     Form 8-K dated June 21, 1996, reporting the resignation of the Company's accountant and certain acquisiitons.

     Form 8-K dated February 17, 1997, reporting a letter of intent with Advanced Business Sciences, Inc.

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