Form 10-K
period 1998-04-30
ADEN ENTERPRISES INC
filed 2000-07-24
CIK 798538

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 1998

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

ITEM 3.  LEGAL PROCEEDINGS

     During the fiscal year ended April 30, 1998, the Company was a party to certain legal proceedings as set forth at Note 10 to the Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a shareholder vote from April 30, 1997 through April 30, 1998.

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

         (d)      Recent Sales of Unregistered Securities.

     During the fiscal year ended April 30, 199, the Company issued in the aggregated 15,000,000 shares of its Common Stock which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), as set forth in the Statement of Stockholders' Equity. The issuance of securities described above in this paragraph (d) of Item 5 were deemed exempt from registration under the Securities Act in reliance on Section 4 (2) of the Securities Act as transactions by an issuer not involving any public offering. Such securities are subject to the restrictions of Rule 144 under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     During the five years ended April 30, 1998, the Company did not conduct any
material  operations.  The  Company  does  not  believe,   therefore,  that  any
meaningful financial information can be provided in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the five years ended April 30, 1998, the Company did not conduct any
material  operations.  The  Company  does  not  believe,   therefore,  that  any
meaningful financial information can be provided in response to this item.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA















                           Aden Enterprises, Inc.
                       (A Development Stage Company)

                            Financial Statements

                               April 30, 1998
                                     &
                               April 30, 1997

/Letterhead/
                           Schvaneveldt & Company
                        Certified Public Accountant
                     275 East South Temple, Suite #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.



                        INDEPENDENT AUDITORS REPORT
                        ----------------------------

Board of Directors
Aden Enterprises, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of Aden Enterprises, Inc., (A Development Stage Company) as of April 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended April 30, 1998, 1997 and 1996 and for the period from May 28, 1986 (inception) to April 30, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, financial position of Aden Enterprises, Inc., as of April 30, 1998 and 1997, and the results of its operations and its cash flows for the years ending April 30, 1998, 1997 and 1996 and from May 28, 1986 (inception) to April 30, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has an accumulated deficit and a negative net worth at April 30, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ Schvaneveldt & Company
Salt Lake City, Utah
October 13, 1999

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                               Balance Sheets
                          April 30, 1998 and 1997

                                                       1998         1997
                                                ------------ ------------
      Assets

Current Assets
--------------
  Cash in Banks                                 $       -0-   $       280
                                                ------------  ------------
      Total Assets                              $       -0-   $       280
                                                ============  ============









 The accompanying notes are an integral part of these financial statements

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                         Balance Sheets -Continued-
                          April 30, 1998 and 1997

                                                       1998          1997
                                                ------------  ------------

      Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                              $   365,822   $   351,275
  Accrued Interest                                1,842,730     1,299,461
  Payroll Taxes Payable                             495,621       457,944
  Notes Payable                                   3,353,574     2,712,195
  Judgement Payable                               1,906,938       981,444
  Stock Subscriptions                                35,000        35,000
  Forbearance Payable                               773,862       328,742
                                                ------------  ------------
     Total Current Liabilities                    8,773,547     6,166,061

Stockholders' Equity
--------------------
  Common Stock 100,000,000 Shares
   Authorized: 32,789,069 Shares &
   17,789,069 Shares Issued & Outstanding
   No Par Value Respectively                      2,383,564     1,903,567
  Paid In Capital Warrants                          534,929       534,929
  Income (Deficit) Accumulated
   in the Development Stage                     (11,692,040)  ( 8,604,277)
                                                ------------  ------------
     Total Stockholders' Equity                 ( 8,773,547)  ( 6,165,781)
                                                ------------  ------------
     Total Liabilities and
     Stockholders' Equity                       $       -0-   $       280
                                                ============  ============


 The accompanying notes are an integral part of these financial statements

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                          Statements of Operations
             For the Years Ended April 30, 1998, 1997 and 1996
         and the Period May 28, 1986 (Inception) to April 30, 1998

                         Accumulated        1998         1997        1996
                          ----------- ----------- ------------ -----------
Income                    $      -0-  $      -0-   $      -0-   $     -0-
------

Expenses
--------
  Consultant Fees          1,577,923     855,000       96,088     469,109
  Wages                        9,600         -0-          -0-         -0-
  Amortization                   160         -0-          -0-         -0-
  Depreciation                22,394         -0-          -0-         -0-
  Accounting & Legal         510,401       6,318       54,289     183,158
  Management Fee              15,643         -0-          -0-         -0-
  Rent                        85,968         -0-      20,060        7,200
  Travel                     184,923         -0-       39,020     100,047
  Office & Printing           40,956       1,280       13,128      12,431
  Telephone                   34,092       1,495       16,415       3,342
  Other Expenses              16,321         -0-        1,386 (     1,621)
  Automobile                   4,270         -0-          -0-         -0-
  Interest                 2,121,768     543,269      857,670     703,928
  Taxes                      503,198      40,877      140,783     321,538
  Loss on Investment in
   Subsidiary                 22,772         -0-          -0-         -0-
  Investment Losses        5,406,085   1,194,404      424,544   3,787,140
  Forbearance Expense        890,348     445,120      445,225         -0-
  Warrant/Option Expense     534,935         -0-        8,339     526,596
                          ----------- ----------- ------------ -----------
    Total Expenses        11,981,757   3,087,763    2,116,947   6,112,868
                          ----------- ----------- ------------ -----------
 (Loss) from Operations  (11,981,757) (3,087,763) ( 2,116,947) (6,112,868)

Other (Income) Loss
-------------------
Interest                 (   152,251)        -0-  (    25,000) (   67,262)
Income from Litigation
 Settlement              (    54,974)        -0-      104,286     228,740
Miscellaneous Income     (    82,492)        -0-  (       300) (   81,556)
                         ------------ ----------- ------------ -----------
    Total Other (Income)
    Loss                 (   289,717)        -0-       78,986      79,922

    Net Income (Loss)
    Before Taxes        ($11,692,040)($3,087,763) ($2,195,933)($6,192,790)
    Provisions for Taxes         -0-         -0-          -0-         -0-
                        ------------ ------------ ----------- ------------
    Net Income (Loss)   ($11,692,040)($3,087,763) ($2,195,933)($6,192,790)
                        ============ ============ =========== ============
Income (Loss) Per
 Common Share                        ($     0.12) ($     0.16)($     1.45)
Weighted Average Shares
  Outstanding                         25,289,069   13,445,525   4,259,188

 The accompanying notes are an integral part of these financial statements

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                     Statements of Stockholders' Equity
         For the Period May 22, 1986 (Inception) to April 30, 1998

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


 The accompanying notes are an integral part of these financial statements

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
               Statements of Stockholders' Equity -Continued-
   For the Period May 22, 1986 (Date of Inception) through April 30, 1998

                                  Common Stock        Paid In Accumulated
                              Shares      Amount      Capital     Deficit
                         --------------------------------------------------
Dividend of No Par
Shares                       340,600

Net Loss for Year Ended
April 30, 1992                                                (     57,653)
                         --------------------------------------------------
Balance, April 30, 1992      681,200     108,941        -0-   (     58,715)

Reverse Split of Shares
Outstanding One for Two     (340,600)

Net Loss for Year Ended
April 30, 1993                                                (     37,074)
                         --------------------------------------------------
Balance, April 30, 1993      340,600     108,941        -0-   (     95,789)

Net Loss for Year Ended
April 30, 1994                                                (     21,520)
                         --------------------------------------------------
Balance, April 30, 1994      340,600     108,941        -0-   (    117,309)

Capital Contributed by
Stockholder                                          17,917

Capital Contributed by
Default of Public Investor                              128

Net Loss for Year Ended
April 30, 1995                                                 (    98,245)
                         --------------------------------------------------
Balance, April 30, 1995      340,600     126,986        -0-    (   215,554)

Shares Issued for Cash at
$0.333 Per Share             600,000     200,000



 The accompanying notes are an integral part of these financial statements

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
               Statements of Stockholders' Equity -Continued-
   For the Period May 22, 1986 (Date of Inception) through April 30, 1998

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



 The accompanying notes are an integral part of these financial statements

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
               Statements of Stockholders' Equity -Continued-
   For the Period May 22, 1986 (Date of Inception) through April 30, 1998

                                  Common Stock        Paid In Accumulated
                              Shares      Amount      Capital     Deficit
                         --------------------------------------------------
Shares Issued for
Services at $0.01 Per
Share                        116,667       1,167

Shares Issued for Cash
at $0.05 Per Share         5,000,000     250,000

Shares Issued for
Forbearance at $0.04
Per Share                    290,000      11,600

Shares Issued for
Forbearance at $0.04
Per Share                  2,622,087     104,883

Cost of Warrants Issued                               8,339

Net Loss for Year
Ended April 30, 1997                                          (  2,195,933)
                         --------------------------------------------------
Balance, April 30, 1997   17,789,069   1,903,567    534,929   (  8,604,277)

Shares Issued for
Services at $0.32 Per
Share                     15,000,000     480,000

Net Loss for the Year
Ended April 30, 1998                                          (  3,087,763)
                         --------------------------------------------------
Balance, April 30, 1998   32,789,069 $ 2,383,567  $ 534,929   ($11,692,040)
                         ==================================================


 The accompanying notes are an integral part of these financial statements

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
             For the Years Ended April 30, 1998, 1997 and 1996

         and the Period May 28, 1986 (Inception) to April 30, 1998

                         Accumulated        1998          1997          1996
                        ------------ ------------ ------------- -------------

Cash flows from
Operating Activities
------------------------
Net Income (Loss)       ($11,692,040) ($3,087,763) ($2,195,933) ($6,192,790)
Adjustments to reconcile
net income (loss) to net
cash provided:
  Amortization                   160          -0-          -0-          -0-
  Depreciation                22,394          -0-          -0-          -0-
  Loss on Investment         315,000          -0-          -0-          -0-
Non Cash Expenses:
  Warrant Option Fee         534,935          -0-        8,339      526,596
  Consulting Fees            602,267      480,000        1,167      121,100
  Forbearance Expense        232,403          -0-      232,403          -0-
  (Increase) Decrease in
   Prepaid Expenses              -0-          -0-          -0-          -0-
  (Increase) Decrease in
   Deposits                      -0-          -0-          -0-          500
  Decrease (Increase) in
   Note Receivable               -0-          -0-      237,948       71,915
  Increase (Decrease) in
   Accounts Payable          365,821       14,543      200,151      136,157
  Increase (Decrease) in
   Accrued Expense         1,842,730      543,269      805,529      493,932
  Increase (Decrease) in
   Payroll Taxes             495,621       37,677      140,783      317,161
  Decrease (Increase) in
   Receivable Officer            -0-          -0-        5,137          -0-
  Increase (Decrease) in
   Forbearance Payable       657,979      445,120      212,899          -0-
                         ------------ ------------ ------------ ------------
    Net Cash Used in
    Operating Activities ( 6,622,730) ( 1,567,154) (   351,657) ( 4,525,429)

Cash Flows from
Investing Activities
-----------------------
  Purchase of Furniture  (     6,795)         -0-          -0-          -0-
  Purchase of Automobile (    17,035)         -0-          -0-          -0-
  Organization Costs     (       160)         -0-          -0-          -0-
                         ------------ ------------ ------------ ------------
    Net Cash Used in
    Investing Activities (    23,990)         -0-          -0-          -0-




 The accompanying notes are an integral part of these financial statements

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                    Statements of Cash Flows -Continued-
             For the Years Ended April 30, 1998, 1997 and 1996
         and the Period May 28, 1986 (Inception) to April 30, 1998

                         Accumulated         1998          1997         1996
                         ------------ ------------ ------------- ------------
Cash Flows from
Financing Activities
------------------------
Increase (Decrease) in
  Note - Related Party           -0-    1,566,874           -0-          -0-
Increase in Notes Payable  5,260,512          -0-        60,354    3,558,285
Cash Received by Default
  of Public Investor             128          -0-           -0-          -0-
Proceeds from Sale of
  Common Stock             1,331,727          -0-       256,583      966,242
Cash Proceeds of
  Contributed Capital         19,353          -0-           -0-          -0-
Increase in Stock
  Subscription Payable        35,000          -0-        35,000          -0-
                        ------------- ------------ ------------- ------------
   Net Cash Used by
   Financing Activities    6,646,722    1,566,874       351,937    4,524,527
                        ------------- ------------ ------------- ------------
   Net Increase
   (Decrease) in Cash            -0-  (       280)          280  (       902)

   Cash at Beginning
   of Period                     -0-          280           -0-          902
                        ------------- ------------ ------------- ------------
   Cash at End of
   Period               $        -0-  $       -0-  $        280  $       -0-
                        ============= ============ ============= ============

Other Disclosures
-----------------
  Interest Paid         $    720,829  $   543,269  $    857,670  $   703,928
  Taxes                          -0-          -0-           -0-          -0-

Significant Non Cash
 Expenditures
--------------------
1,082,143 Shares
  Issued to Acquire
  Note Receivable            315,000         -0-           -0-       315,000
1,670,845 Shares Issued
 for Consulting Fees         121,100         -0-           -0-       121,100
116,667 Shares Issued for
 Consulting Fees               1,167         -0-         1,167           -0-
2,912,087 Shares Issued
 for Forbearance Fees        116,483         -0-       116,483           -0-
15,000,000 Shares Issued
 for Services                480,000     480,000           -0-           -0-



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

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #4 - Notes Payable
-----------------------

Short Term:

The Company has notes payable to a commercial bank and individual lenders as follows:

                                                 1998                 1997
                                           -----------          -----------
Commercial Bank, Due Date
 August 21, 1995, Interest Rate
 10.5%                                     $  165,732            $ 165,732
Individual #1,
 Due Date August 12, 1996,
  Interest Rate 15.0%              100,000            100,000
 Due Date February 13, 1996,
  Interest Rate 15%                200,000   300,000  200,000      300,000
Individual #2,                     --------           --------
 Due Date October 13, 1996,
 Interest Rate 15%                           395,101               200,000
Individual #3,
 Due Date January 5, 1996,
  Interest Rate 15%                 50,000             50,000
 Due Date January 6, 1996,
  Interest Rate 15%                 50,000             50,000
 Due Date December 15, 1996,
  Interest Rate 15%                 45,000   145,000   45,000      145,000
Individual #4, Due Date April      --------          ---------
 15, 1997, Interest Rate 22.%                345,000               245,000
Individual #5, Due Date December
 22, 1995, Interest Rate 15%                  37,500                37,500
Individual #6,                               109,278                50,000
Individual #7, Due on Demand,
 Interest Rate 12.5%                          81,330                81,330
Individual #8, Due on Demand,
 Interest Rate 12.5%                          82,200                82,200
Individual #9, Due on Demand,
 Interest Rate 12.5%                           7,100                 7,100
Individual #10, Due on Demand,
 Interest Rate 15%                             5,000                 5,000
Individual #11, Due Date May 29,
 1996, Interest Rate 10%                      22,500                22,500
 Due Date March 9, 1996,
 Interest Rate 15%                 137,500   160,000  137,500      160,000
Individual #12, Due on Demand,    ---------           --------
 Interest Rate 10%                           350,000               350,000
Individual #13, Due on Demand,
 Interest Rate 12%                           100,000               100,000
Individual #14, Due on Demand,
 Interest Rate 10%                            72,054                72,054
Individual #15, Due on Demand,
 Interest Rate 12%                           257,000               120,000
Individual #16, Due on Demand,
 Interest Rate 10%                           420,993               420,993


                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #4 - Notes Payable -Continued-
-----------------------------------

                                                1998                  1997
                                          -----------           -----------
Individual #17, Due on Demand,
 Interest Rate 11%                            10,000                10,000
Individual #18, Due on Demand,
 Interest Rate 12.5%                          20,000                20,000
Individual #19, Due on Demand,
 Interest Rate 11%                             5,000                 5,000
Individual #20, Due on Demand,
 Interest Rate 11%                             8,000                 8,000
Individual #21, Due on Demand,
 Interest Rate 11%                             5,000                 5,000
Individual #22, Due on Demand,
 Interest Rate 11%                             8,000                 8,000
Individual #23, Due on Demand,
 Interest Rate 11%                             5,000                 5,000
Individual #24, Due on Demand,
 Interest Rate 12%                           104,286               104,286
Individual #25, Due on Demand,
 Interest Rate 12%                             5,000                 5,000
Individual #26, Due on Demand,
 Interest Rate 12%                           150,000                   -0-
                                          -----------           -----------
     Total Notes Payable                  $3,353,574            $2,712,195
                                          ===========           ===========


NOTE #5 - Payroll Taxes
-----------------------

Resulting from a failed acquisition in 1996 the Company has been identified as a responsible party by the Internal Revenue Service for unpaid payroll taxes of $311,020. Penalties and interest of $184,601 have been accrued on these taxes.

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

NOTE #7 - Interest Payable
--------------------------

The Company has not paid the accrued interest on the notes payable presented in Note #4. Interest at the debt rate and penalty interest has been accrued and represents $1,842,730 at April 30, 1998 and $1,299,461 at April 30, 1997. These amounts have been personally guaranteed by the Company's President.

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #8 - Forbearance Fees Payable
----------------------------------

The notes payable as disclosed in Note #4, have all been defaulted upon by the Company. The Company has made commitments to the note holders of additional amounts to be repaid for an extension of the payment of accrued interest and principal of the notes. These forbearance fees commitments are $773,862 and $328,742 for April 30, 1998 and 1997 respectively.

NOTE #9 - Federal Income Taxes
------------------------------

The Company has net operating loss carryforwards for income tax purposes as follows:


                                                                Expiration
                                Year of Loss         Amount           Date
                          -------------------------------------------------
                              April 30, 1991    $     1,062           2006
                              April 30, 1992         57,653           2007
                              April 30, 1993         36,917           2008
                              April 30, 1994         21,520           2009
                              April 30, 1995         98,520           2010
                              April 30, 1996      6,192,790           2011
                              April 30, 1997      2,195,933           2012
                              April 30, 1998      3,087,763           2013

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

                                                         1998         1997
                                                  ------------ ------------
     Current Tax Asset Value of Net
       Operating Loss Carryforwards at
       Current Prevailing Federal Tax Rate         $3,975,293   $2,925,454
     Evaluation Allowance                          (3,975,293)  (2,925,454)
                                                  ------------ ------------
       Net Income Tax Benefit                             -0-          -0-
       Current Income Tax Expense                         -0-          -0-
       Deferred Income Tax Benefit                        -0-          -0-

                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #10 - Litigation
---------------------

The Company is not currently subject to any material legal proceedings.


The Company has been a defendant in legal proceedings at various times in the past and has outstanding balances as follows;
                                                         1998         1997
                                                   -----------  -----------
Judgment in the United States District Court of
 Nebraska, Douglas County, Doc. #97, No. 465,
 Invest L' Inc., Plaintiff vs. Aden Enterprises,
 Inc., Et Al., Petition filed September 23, 1997   $  437,924   $      -0-
Judgment in the United States District Court of
 Nebraska, Douglas County, Doc. #97, No. 465,
 Invest L' Inc., Bridge Fund Plaintiff vs. Aden
 Enterprises, Inc., Et Al., Petition Filed
 September 23, 1997                                   398,970          -0-
Judgment in the United States District Court of
 Nebraska, Douglas County, Doc. #964, No. 98,
 Fredrick W. Weidinger Plaintiff, vs. Aden
 Enterprises, Inc., Defendant, Petition Filed
 August 18, 1997                                       88,600          -0-
Judgment in the United States District Court of
 Nebraska, Douglas County,  Doc. #959 No. 864,
 Russell Barger Plaintiff vs., Aden Enterprises,
 Inc., Et. Al., Petition Filed April 2, 1997          119,931      119,931
Judgment in the United States District Court of
 Nebraska, Douglas County, Doc. #956, No. 36,
 Matthew A. Gohd Plaintiff vs., Aden Enterprises,
 Inc., Et. Al., Petition Filed November 27, 1996,
 Judgment includes Accrued Interest of $41,891        200,000      200,000
Judgment in the United States District Court of
 Nebraska, Douglas County, Doc., 958, No. 177,
 Value Partners LTD., Plaintiff vs., Aden
 Enterprises, Inc., Et. Al., Petition Filed
 February 12, 1997                                    482,773      482,773
Judgment in the United States Eighteenth Judicial
 Circuit, County of Du Page State of Illinois,
 Doc., 0256, Primary Resources, Inc., Plaintiff
 vs. Aden Enterprises, Inc., Et. Al., Filed
 March 8, 1996                                        178,740      178,740
                                                  ------------ ------------
       Total                                      $ 1,906,938  $   981,444
                                                  ============ ============


                           Aden Enterprises, Inc.
                       (A Development Stage Company)
                 Notes to Financial Statements -Continued-

NOTE #11 - Contingencies
------------------------

The Company entered into an agreement with Data Duplicating Corporation and its shareholders on July 31, 1996, for the Company to acquire 80% of the outstanding stock of Data Duplicating Corporation in exchange for common stock of Aden Enterprises, Inc. In addition, the Company was to contribute a total of $250,000 as additional capital in Data Duplicating Corporation. Also, the Company agreed to cause certain shareholders of Data Duplicating Corporation to be relieved of their personal liability for sums due by DDC to Nebraska State Bank and Mid City Bank, Omaha, Nebraska. The Company contributed the sum of $100,000, but failed to contribute the additional $150,000 committed under the referenced agreement and failed to remove the shareholders of DDC's guarantees of DDC's indebtedness to Mid City Bank and Nebraska State Bank.

Aden has guaranteed a Promissory Note of ITS International, Inc., to Nebraska State Bank which note has a current balance of $177,079.56. The note is in default as of this date. The Company has made provision of $165,732 for this note on its books at April 30, 1998.

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

     Mrs. Sundberg and Mr. Rokusek were appointed to the Board of Directors in 1998 to fill the vacancies created by the resignations of Mr. Dennis Blackman and Mr. Brian Barger as officers and directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

     During the three years ended April 30, 1998, no current executive officer of the Company received any compensation.

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

         (b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the Company's fiscal year ending April 30, 1998:

     Form 8-K dated February 16, 1998.

     Form 8-K dated  November 18, 1997.

     Form 8-K dated July 24, 1997.

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